Form 10-Q
period 2020-03-31
Alussa Energy Acquisition Corp.
filed 2020-05-04
CIK 1781115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-39145

Alussa Energy Acquisition Corp.
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

PO Box 500, 71 Fort Street Grand Cayman KY1-1106 Cayman Islands
(Address of Principal Executive Offices, including zip code)

+1345 949 4900
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant	ALUS.U	The New York Stock Exchange
Class A ordinary shares, par value $0.0001 per share	ALUS	The New York Stock Exchange
Warrants, each whole warrant exercisable for one Class A ordinary share for $11.50 per share	ALUS.WS	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer	☒	Smaller reporting company
		☒	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

As of May 4, 2020, there were 28,750,000 shares of Class A ordinary shares, par value $0.0001 per share and 7,187,500 shares of Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

ALUSSA ENERGY ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2020

i

ALUSSA ENERGY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Current Assets
Cash	$1,880,199	$2,282,362
Prepaid expenses and other current assets	81,894	113,049
Total Current Assets	1,962,093	2,395,411

Marketable securities held in Trust Account	289,605,262	287,830,781
Total Assets	$291,567,355	$290,226,192

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities – Accrued expenses	$71,751	$5,224
Deferred underwriting fee payable	10,062,500	10,062,500
Total Liabilities	10,134,251	10,067,724

Commitments

Ordinary shares subject to possible redemption, 27,442,359 and 27,484,224 shares at redemption value at March 31, 2020 and December 31, 2020, respectively	276,433,098	275,158,458

Shareholders’ Equity
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding		—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,307,641 and 1,265,776 shares issued and outstanding (excluding 27,442,359 and 27,484,224 shares subject to possible redemption) at March 31, 2020 and December 31, 2019, respectively	131	127
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding at March 31, 2020 and December 31, 2019	719	719
Additional paid-in capital	3,514,812	4,789,456
Retained earnings	1,484,344	209,708
Total Shareholders’ Equity	5,000,006	5,000,010
Total Liabilities and Shareholders’ Equity	$291,567,355	$290,226,192

The accompanying notes are an integral part of the unaudited condensed financial statements.

ALUSSA ENERGY ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2020

(Unaudited)

Operating costs	$499,845
Loss from operations	(499,845)

Other income:
Interest income	892,590
Unrealized gain on marketable securities held in Trust Account	881,891
Other income	1,774,481

Net income	$1,274,636

Weighted average shares outstanding, basic and diluted (1)	8,453,276

Basic and diluted net loss per ordinary share (2)	$(0.05)

(1)	Excludes an aggregate of 27,442,359 shares subject to possible redemption at March 31, 2020.
(2)	Net loss per ordinary share – basic and diluted excludes income attributable to ordinary shares subject to possible redemption of $1,693,742 for three months ended March 31, 2020 (see Note 2).

The accompanying notes are an integral part of the unaudited condensed financial statements.

ALUSSA ENERGY ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2020

(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	1,265,776	$127	7,187,500	$719	$4,789,456	$209,708	$5,000,010

Change in value of ordinary shares subject to possible redemption	41,865	4	—	—	(1,274,644)	—	(1,274,640)

Net income	—	—	—	—	—	1,274,636	1,274,636

Balance – March 31, 2020 (unaudited)	1,307,641	$131	7,187,500	$719	$3,514,812	$1,484,344	$5,000,006

 The accompanying notes are an integral part of the unaudited condensed financial statements.

ALUSSA ENERGY ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2020

(Unaudited)

Cash Flows from Operating Activities:
Net income	$1,274,636
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(892,590)
Unrealized gain on marketable securities held in Trust Account	(881,891)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	31,155
Accrued expenses	66,527
Net cash used in operating activities	(402,163)

Net Change in Cash	(402,163)
Cash – Beginning	2,282,362
Cash – Ending	$1,880,199

Non-Cash Investing and Financing Activities:
Change in value of ordinary shares subject to possible redemption	$1,274,640

The accompanying notes are an integral part of the unaudited condensed financial statements.

ALUSSA ENERGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

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

All activity for the period from June 13, 2019 (inception) through November 29, 2019 related to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. Since the consummation of the Initial Public Offering through March 31, 2020, all activity has related to identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $16,326,240, consisting of $5,750,000 of underwriting fees, $10,062,500 of deferred underwriting fees and $513,740 of other costs. In addition, at March 31, 2020, cash of $1,880,199 was held outside of the Trust Account and is available for working capital purposes.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

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

If the Company has not completed a Business Combination by November 29, 2021, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its Board of Directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In the event of a liquidation, the Public Shareholders will be entitled to receive a full pro rata interest in the Trust Account ($10.00 per share, plus any pro rata interest earned on the Trust Account not previously released to the Company and less up to $100,000 of interest to pay dissolution expenses). There will be no redemption rights or liquidating distributions with respect to the Founder Shares (as defined in Note 6) or the Private Placement Warrants, which will expire worthless if the Company fails to complete a Business Combination by November 29, 2021.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

ALUSSA ENERGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 26, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

Use of estimates

The preparation of the condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2020 and December 31, 2019.

Marketable securities held in Trust Account

At March 31, 2020 and December 31, 2019, the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

ALUSSA ENERGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net loss per ordinary share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at March 31, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 23,125,000 ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants into ordinary shares is contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the period presented.

Reconciliation of net loss per ordinary share

The Company’s net income is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

Three Months Ended March 31, 2020
Net income	$1,274,636
Less: Income attributable to ordinary shares subject to possible redemption	(1,693,742)
Adjusted net loss	$(419,106)

Weighted average shares outstanding, basic and diluted	8,453,276

Basic and diluted net loss per ordinary share	$(0.05)

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

ALUSSA ENERGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements”, approximates the carrying amounts represented in the accompanying condensed financial statements, primarily due to their short-term nature.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying condensed financial statements.

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

ALUSSA ENERGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

NOTE 5. COMMITMENTS

On February 10, 2020, the Company entered into a transactional support agreement with a service provider, pursuant to which the service provider agreed to assist the Company in evaluating acquisition opportunities in the energy industry, including valuation and qualitative assessments, as well as investor presentations. The Company paid the service provider a fee of $100,000 and will pay the service provider an additional fee upon the closing of a Business Combination. The fee payable at the closing of the Business Combination is dependent upon the timing of the closing and ranges between $975,000 and $1,950,000. The additional fee will not be payable in the event the Company does not consummate a Business Combination.

On March 11, 2020, the Company entered into a consulting agreement with a service provider, pursuant to which the service provider will provide the Company with advisory or transaction support for a potential Business Combination. The Company will pay the service provider a fee of $75,000 per month, for total fees of $225,000. In addition, on March 11, 2020, the Company entered into a transactional support agreement with the same service provider, pursuant to which the Company agreed to pay the service provider a fee equal to 1% of the consideration paid by the Company for the equity of a target company, up to a maximum fee of $5,000,000, if the Company consummates a Business Combination with a target company located in certain countries, as listed in the agreement. The fee will not be payable in the event the Company does not consummate a Business Combination.

On April 27, 2020, the Company entered into a consulting agreement, pursuant to which the consultant will provide the Company with advisory services for a potential Business Combination with a specific counter-party. In the event the Company consummates the Business Combination, the Company will pay the consultant 250,000 Euros.

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

The Company entered into an agreement, commencing on November 25, 2019 through the earlier of the consummation of a Business Combination or the Company’s liquidation, to pay an aggregate of $35,000 per month to the Sponsor for office space, administrative and support services, of which Mr. Daniel Barcelo, the Company’s Chief Executive Officer and President, will be paid $20,000 per month and Mr. Nick De’Ath, the Company’s Chief Technology Officer, will be paid $5,000 per month. The Company’s Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on their behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on behalf of the Company. During the three months ended March 31, 2020, the Company incurred and paid $105,000 in fees for these services.

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

ALUSSA ENERGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

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

At March 31, 2020 and December 31, 2019, there were no preference shares issued or outstanding.

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

At March 31, 2020 and December 31, 2019, there were 1,307,641 and 1,265,776 Class A Shares issued and outstanding, excluding 27,442,359 and 27,484,224 Class A Shares subject to possible redemption, respectively. At March 31, 2020 and December 31, 2019, there were 7,187,500 Class B Shares issued and outstanding.

Founder shares

On June 14, 2019, an aggregate of 5,750,000 Class B Shares (the “Founder Shares”) were issued to the Sponsor for an aggregate purchase price of $25,000. In October 2019, the Company declared a share dividend satisfied by way of issuance of 0.125 of a share for each ordinary share in issue and on November 25, 2019, the Company declared a share dividend satisfied by way of issuance of 0.111111 of a share for each ordinary share in issue, resulting in an aggregate of 7,187,500 Founder Shares being held by the Sponsor. The 7,187,500 Founder Shares included an aggregate of up to 937,500 Founder Shares that were subject to forfeiture if the over-allotment option was not exercised in full by the Underwriters in order to maintain the Initial Shareholder’s ownership at 20% of the issued and outstanding Ordinary Shares upon completion of the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option on December 5, 2019, a total of 937,500 Founder Shares are no longer subject to forfeiture.

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

ALUSSA ENERGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account	1	$289,605,262	$287,830,781

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Alussa Energy Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Alussa Energy Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on June 13, 2019 formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). We intend to effectuate our Business Combination using cash derived from the proceeds of the initial public offering, our shares, debt or a combination of cash, shares and debt.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to March 31, 2020 were organizational activities and those necessary to prepare for our initial public offering (the “Initial Public Offering”), described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in our trust account (the “Trust Account”). We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the three months ended March 31, 2020, we had net income of $1,274,636, which consisted of interest income on marketable securities held in the Trust Account of $892,590 and an unrealized gain on marketable securities held in the Trust Account of $881,891, offset by operating costs of $499,845.

Liquidity and Capital Resources

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

For the three months ended March 31, 2020, cash used in operating activities was $402,163. Net income of $1,274,636 was offset by interest earned on marketable securities held in the Trust Account of $892,590 and an unrealized gain on marketable securities of $881,891. Changes in operating assets and liabilities provided $97,682 of cash from operating activities.

As of March 31, 2020, we had marketable securities held in the Trust Account of $289,605,262. We may withdraw interest to pay our income taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our Business Combination. To the extent that our share capital is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2020, we had cash of $1,880,199. We intend to use the funds held outside the Trust Account primarily to identify and evaluate, target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

On February 10, 2020, we entered into a transactional support agreement with a service provider, pursuant to which the service provider agreed to assist us in evaluating acquisition opportunities in the energy industry, including valuation and qualitative assessments, as well as investor presentations. We paid the service provider a fee of $100,000 and will pay the service provider an additional fee upon the closing of a Business Combination. The fee payable at the closing of the Business Combination is dependent upon the timing of the closing and ranges between $975,000 and $1,950,000. The additional fee will not be payable in the event we do not consummate a Business Combination.

On February 28, 2020, we entered into a consulting agreement with a service provider, pursuant to which the service provider will provide us with advisory or transaction support for a potential Business Combination. We will pay the service provider a fee of $75,000 per month, for total fees of $225,000. In addition, on March 1, 2020, we entered into a transactional support agreement with the same service provider, pursuant to which we agreed to pay the service provider a fee equal to 1% of the consideration paid by us for the equity of a target company, up to a maximum fee of $5,000,000, if we consummate a Business Combination with a target company located in certain countries, as listed in the agreement. The fee will not be payable in the event we do not consummate a Business Combination.

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

Ordinary shares subject to redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

Net loss per ordinary share

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

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 26, 2020. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alussa Energy Acquisition Corp.

Date: May 4, 2020		/s/ Daniel Barcelo
	Name:	Daniel Barcelo
	Title:	Chief Executive Officer and President
(Principal Executive Officer and Principal Financial and Accounting Officer)