Form 10-Q
period 2020-06-30
Alussa Energy Acquisition Corp.
filed 2020-08-03
CIK 1781115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 3, 2020, there were 28,750,000 shares of Class A ordinary shares, par value $0.0001 per share and 7,187,500 shares of Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

ALUSSA ENERGY ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2020

TABLE OF CONTENTS

		Page

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets as of June 30, 2020 (unaudited) and December 31, 2019	1

	Condensed Statement of Operations for the Three and Six Months Ended June 30, 2020 (unaudited) and for the period from June 13, 2019 (inception) through June 30, 2019 (unaudited)	2

	Condensed Statement of Changes in Shareholders’ Equity for the Three and Six Months Ended June 30, 2020 (unaudited) and for the period from June 13, 2019 (inception) through June 30, 2019 (unaudited)	3

	Condensed Statement of Cash Flows for the Six Months Ended June 30, 2020 (unaudited) and for the period from June 13, 2019 (inception) through June 30, 2019 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4.	Control and Procedures	17

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

SIGNATURES		20

i

ALUSSA ENERGY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current Assets
Cash	$1,399,600	$2,282,362
Prepaid expenses and other current assets	84,716	113,049
Total Current Assets	1,484,316	2,395,411

Marketable securities held in Trust Account	289,642,871	287,830,781
Total Assets	$291,127,187	$290,226,192

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities – Accrued expenses	$47,847	$5,224
Deferred underwriting fee payable	10,062,500	10,062,500
Total Liabilities	10,110,347	10,067,724

Commitments

Ordinary shares subject to possible redemption, 27,397,477 and 27,484,224 shares at redemption value at June 30, 2020 and December 31, 2020, respectively	276,016,831	275,158,458

Shareholders’ Equity
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding		—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,352,523 and 1,265,776 shares issued and outstanding (excluding 27,397,477 and 27,484,224 shares subject to possible redemption) at June 30, 2020 and December 31, 2019, respectively	135	127
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding at June 30, 2020 and December 31, 2019	719	719
Additional paid-in capital	3,931,075	4,789,456
Retained earnings	1,068,080	209,708
Total Shareholders’ Equity	5,000,009	5,000,010
Total Liabilities and Shareholders’ Equity	$291,127,187	$290,226,192

The accompanying notes are an integral part of the unaudited condensed financial statements.

ALUSSA ENERGY ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,	For the Period from June 13, 2019 (Inception) Through June 30,
	2020	2020	2019

Operating costs	$453,873	$953,718	$6,325
Loss from operations	(453,873)	(953,718)	(6,325)

Other income:
Interest income	958,571	1,851,161	—
Unrealized (loss) gain on marketable securities held in Trust Account	(920,962)	(39,071)	—
Other income	37,609	1,812,090	—

Net (loss) income	$(416,264)	$858,372	$(6,325)

Weighted average shares outstanding, basic and diluted (1)	8,495,141	8,474,209	6,250,000

Basic and diluted net loss per ordinary share (2)	$(0.05)	$(0.10)	$(0.00)

(1)	Excludes an aggregate of 27,397,477 shares subject to possible redemption at June 30, 2020. Excludes an aggregate of up to 937,500 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters at June 30, 2019.
(2)	Net loss per ordinary share – basic and diluted excludes income attributable to ordinary shares subject to possible redemption of $35,841 and $1,726,922 for three and six months ended June 30, 2020, respectively (see Note 2).

The accompanying notes are an integral part of the unaudited condensed financial statements.

ALUSSA ENERGY ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

THREE AND SIX MONTHS ENDED JUNE 30, 2020

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	1,265,776	$127	7,187,500	$719	$4,789,456	$209,708	$5,000,010

Change in value of ordinary shares subject to possible redemption	41,865	4	—	—	(1,274,644)	—	(1,274,640)

Net income	—	—	—	—	—	1,274,636	1,274,636

Balance – March 31, 2020 (unaudited)	1,307,641	131	7,187,500	719	3,514,812	1,484,344	5,000,006

Change in value of ordinary shares subject to possible redemption	44,882	4	—	—	416,263	—	416,267

Net loss	—	—	—	—	—	(416,264)	(416,264)

Balance – June 30, 2020	1,352,523	$135	7,187,500	$719	$3,931,075	$1,068,080	$5,000,009

FOR THE PERIOD FROM JUNE 13, 2019 (INCEPTION) THROUGH JUNE 30, 2019

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – June 13, 2019 (inception)	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor (1)	7,187,500	719	24,281	—	25,000

Net loss	—	—	—	(6,325)	(6,325)

Balance – June 30, 2019	7,187,500	$719	$24,281	$(6,325)	$18,675

(1)	Includes an aggregate of up to 937,500 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters.

The accompanying notes are an integral part of the unaudited condensed financial statements.

ALUSSA ENERGY ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,	For the Period from June 13, 2019 (Inception) Through June 30,
	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$858,372	$(6,325)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,851,161)	—
Unrealized loss on marketable securities held in Trust Account	39,071	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	28,333	—
Accrued expenses	42,623	—
Net cash used in operating activities	(882,762)	(6,325)

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	—	32,115
Payment of offering costs	—	(25,790)
Net cash provided by financing activities	—	6,325

Net Change in Cash	(882,762)	—
Cash – Beginning	2,282,362	—
Cash – Ending	$1,399,600	$—

Non-Cash Investing and Financing Activities:
Change in value of ordinary shares subject to possible redemption	$858,373	$—
Offering costs paid directly by Sponsor from proceeds from issuance of ordinary shares	$—	$25,000
Offering costs included in accrued offering costs	$—	$10,047

The accompanying notes are an integral part of the unaudited condensed financial statements.

ALUSSA ENERGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

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

All activity for the period from June 13, 2019 (inception) through November 29, 2019 was related to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. Since the consummation of the Initial Public Offering through June 30, 2020, all activity has related to identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $16,326,240, consisting of $5,750,000 of underwriting fees, $10,062,500 of deferred underwriting fees and $513,740 of other costs. In addition, at June 30, 2020, cash of $1,399,600 was held outside of the Trust Account and is available for working capital purposes.

ALUSSA ENERGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

ALUSSA ENERGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 26, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2020 and December 31, 2019.

ALUSSA ENERGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Marketable Securities Held in Trust Account

At June 30, 2020 and December 31, 2019, the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. At June 30, 2019, weighted average shares were reduced for the effect of an aggregate of 937,500 ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at June 30, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 23,125,000 ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants into ordinary shares is contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the period presented.

ALUSSA ENERGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Reconciliation of Net Loss Per Ordinary Share

The Company’s net income is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020	For the Period From June 13, 2019 (Inception) Through June 30, 2019
Net (loss) income	$(416,264)	$858,372	$(6,325)
Less: Income attributable to ordinary shares subject to possible redemption	(35,841)	(1,726,922)	—
Adjusted net loss	$(452,105)	$(868,550)	$(6,325)

Weighted average shares outstanding, basic and diluted	8,495,141	8,474,209	6,250,000

Basic and diluted net loss per ordinary share	$(0.05)	$(0.10)	$(0.00)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed financial statements, primarily due to their short-term nature.

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

ALUSSA ENERGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

ALUSSA ENERGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

The Company entered into an agreement, commencing on November 25, 2019 through the earlier of the consummation of a Business Combination or the Company’s liquidation, to pay an aggregate of $35,000 per month to the Sponsor for office space, administrative and support services, of which Mr. Daniel Barcelo, the Company’s Chief Executive Officer and President, will be paid $20,000 per month and Mr. Nick De’Ath, the Company’s Chief Technology Officer, will be paid $5,000 per month. The Company’s Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on their behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on behalf of the Company. During the three and six months ended June 30, 2020, the Company incurred and paid $105,000 and $210,000 in fees for these services, respectively.

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

At June 30, 2020 and December 31, 2019, there were no preference shares issued or outstanding.

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

ALUSSA ENERGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

At June 30, 2020 and December 31, 2019, there were 1,352,523 and 1,265,776 Class A Shares issued and outstanding, excluding 27,397,477 and 27,484,224 Class A Shares subject to possible redemption, respectively. At June 30, 2020 and December 31, 2019, there were 7,187,500 Class B Shares issued and outstanding.

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

ALUSSA ENERGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account	1	$289,642,871	$287,830,781

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2020 were organizational activities and those necessary to prepare for our initial public offering (the “Initial Public Offering”), described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in our trust account (the “Trust Account”). We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the three months ended June 30, 2020, we had a net loss of $416,264, which consisted of operating costs of $453,873 and an unrealized loss on marketable securities held in the Trust Account of $920,962, offset by interest income on marketable securities held in the Trust Account of $958,571.

For the six months ended June 30, 2020, we had net income of $858,372, which consisted of interest income on marketable securities held in the Trust Account of $1,851,161, offset by operating costs of $953,718 and an unrealized loss on marketable securities held in the Trust Account of $39,071.

For the period from June 13, 2019 (inception) through June 30, 2019, we had net loss $6,325, which consisted of formation and operating costs.

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

For the six months ended June 30, 2020, cash used in operating activities was $882,762. Net income of $858,372 was offset by interest earned on marketable securities held in the Trust Account of $1,851,161 and an unrealized loss on marketable securities of $39,071. Changes in operating assets and liabilities provided $70,956 of cash from operating activities.

As of June 30, 2020, we had marketable securities held in the Trust Account of $289,642,871. We may withdraw interest to pay our income taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our Business Combination. To the extent that our share capital is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2020, we had cash of $1,399,600. We intend to use the funds held outside the Trust Account primarily to identify and evaluate, target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 26, 2020. As of the date of this Report, other than as described below, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our Amended and Restated Memorandum and Articles of Association our public shareholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income not released to us, net of taxes payable. Negative interest rates could impact the per-share redemption amount that may be received by public shareholders.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alussa Energy Acquisition Corp.

Date: August 3, 2020		/s/ Daniel Barcelo
	Name:	Daniel Barcelo
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

Date: August 3, 2020		/s/ Sarah James
	Name:	Sarah James
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)