Form 10-K
period 2020-12-31
Alussa Energy Acquisition Corp.
filed 2021-03-01
CIK 1781115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2020, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A ordinary shares on June 30, 2020, as reported on the New York Stock Exchange was $285,187,500.

As of March 1, 2021, there were 28,750,000 shares of Class A ordinary shares, par value $0.0001 per share (“Class A ordinary shares”) and 7,187,500 shares of Class B ordinary shares, par value $0.0001 per share (“Class B ordinary shares”), of the registrant issued and outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

●	our ability to complete our initial business combination with FREYR AS;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses in the oil and gas E&P industry;

●	risks associated with acquiring an operating company or business in the oil and gas E&P industry;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance.

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

iii

Part I

Item 1. Business

General

We are a blank check company incorporated as a Cayman Islands exempted company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this report as our initial business combination. We have no revenues to date and we will not generate operating revenues until we consummate our initial business combination. While we may pursue an acquisition opportunity in any industry or sector, we have concentrated our efforts on businesses that complement our management team’s expertise in the production, operation and development of crude oil and natural gas wells and related infrastructure, and to capitalize on the ability of our management team to source, screen, evaluate, negotiate, structure, close and manage acquisitions of energy assets or businesses globally. We have concentrated on acquiring one or more businesses with an aggregate enterprise value of approximately $500 million to $1 billion.

Business Combination Agreement

On January 29, 2021, Alussa entered into a Business Combination Agreement (the “Business Combination Agreement”) with FREYR AS, a company organized under the laws of Norway (“FREYR”), Alussa Energy Sponsor LLC, a limited liability company formed under the laws of Delaware, in the capacity as the representative for the Alussa shareholders in accordance with the terms and conditions of the Business Combination Agreement (“Sponsor” or “Purchaser Representative”), FREYR Battery, a corporation in the form of a public limited liability company organized under the laws of Luxembourg (“Pubco”), Norway Sub 1 AS, a private limited liability company under the laws of Norway (“Norway Merger Sub 1”), Norway Sub 2 AS, a private limited liability company under the laws of Norway (“Norway Merger Sub 2” and together with Norway Merger Sub 1, the “Norway Merger Subs”), Adama Charlie Sub, a Cayman Islands exempted company (“Cayman Merger Sub”), certain shareholders of FREYR named in the Business Combination Agreement (the “Major Shareholders”), and ATS NEXT AS, in the capacity as the representative for the Major Shareholders in accordance with the terms and conditions of the Business Combination Agreement (the “Shareholder Representative”). FREYR is a Norway-based developer of clean, next-generation battery cell production capacity. FREYR is targeting development of up to 43 GWh of battery cell production capacity in Norway by 2025 to position the Company as one of Europe’s largest battery cell suppliers. FREYR expects to deliver safer, higher energy density and lower cost clean battery cells made with renewable energy from an ethically and sustainably sourced supply chain. The Company’s ambition is to become the battery cell producer with the lowest lifecycle carbon footprint in the world. FREYR plans to utilize Norway’s inherent advantages, including access to renewable energy, some of Europe’s lowest electricity prices and shorter delivery distances to main markets in Europe and the US as compared to competitors in Asia. Pursuant to the terms of the Business Combination Agreement, (a) Alussa will merge with and into Cayman Merger Sub, with Alussa continuing as the surviving entity (the “Cayman Merger”), (b) Alussa will distribute all of its interests in Norway Merger Sub 1 to Pubco, (c) FREYR will merge with and into Norway Merger Sub 2, with Norway Merger Sub 2 continuing as the surviving entity (the “Norway Merger”), (d) Norway Merger Sub 1 will merge with and into Pubco, with Pubco continuing as the surviving entity (the “Cross-Border Merger”), as a result of which, (i) each issued and outstanding security of Alussa immediately prior to the effective time of the Cayman Merger shall be exchanged for the right of the holder thereof to receive securities of Pubco in accordance with the Business Combination Agreement (or, in the case of Dissenting Purchaser Shareholders, if any, the right to receive the fair value of such holder’s Dissenting Purchaser Ordinary Shares and such other rights as are granted by the Cayman Companies Law), (ii) each issued and outstanding security of FREYR immediately prior to the effective time of the Norway Merger shall be exchanged for the right of the holder thereof to receive securities of Norway Merger Sub 1 in accordance with the Business Combination Agreement and (iii) each issued and outstanding security of Norway Merger Sub 1 immediately prior to the Cross-Border Effective Time shall be exchanged for the right of the holder to receive securities of Pubco, all upon the terms and subject to the conditions set forth in the Business Combination Agreement and in accordance with the provisions of applicable law (the “Business Combination”).

Consummation of the transactions contemplated by the Business Combination Agreement are subject to customary conditions or the respective parties, including the approval of the Business Combination by the Company’s shareholders in accordance with the Company’s amended and restated memorandum and articles of association and the completion of a redemption offer whereby the Company will be providing its public shareholders with the opportunity to redeem their ordinary shares for cash equal to their pro rata share of the aggregate amount on deposit in the Company’s trust account.

The Business Combination Agreement and related agreements are further described in the Form 8-K filed by the Company on January 29, 2021. For additional information regarding FREYR, the Business Combination Agreement and the Business Combination, see the S-4 to be filed.

Other than as specifically discussed, this report does not assume the closing of the Business Combination.

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

Financial position

With funds available for a business combination in the amount of $279,771,941, as of December 31, 2020, (assuming no redemptions and after payment of up to $10,062,500 of deferred underwriting fees) before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

Redemption rights for public shareholders upon completion of our initial business combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account, as of December 31, 2020, was $289,834,441. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they may hold in connection with the completion of our initial business combination.

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

We expect to use the amounts held outside the trust account ($370,958 as of December 31, 2020) to pay for all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, if we do not complete an initial business combination by November 29, 2021, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We may have access to use the amounts held outside the trust account ($370,958 as of December 31, 2020) to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000) but these amounts may be spend on expenses incurred as a result of being a public company or due diligence expenses on prospective business combination candidates. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

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

Employees

We have four (4) officers. Aside from Daniel Barcelo, our Chief Executive Officer, who devotes his full time to our affairs, members of our management team are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that our officers or any other members of our management team aside from Mr. Barcelo devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K. As long as we maintain our status as an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

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

Corporate Information

Our executive offices are located at PO Box 500, 71 Fort Street, Grand Cayman KY1-1106, Cayman Islands and our telephone number at that location is +1345 949 4900.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to include risk factors in this annual report. However, below please find the following material risks, uncertainties and other factors:

•	we are an early stage Company with no revenue or basis to evaluate our ability to select a suitable business target;

•	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

•	our expectations around the performance of a prospective target business or businesses may not be realized;

•	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

•	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

•	we may not obtain additional financing to complete our initial business combination or reduce number of shareholders requesting redemption;

•	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

•	trust account funds may not be protected against third party claims or bankruptcy;

•	an active market for our public securities' may not develop and you will have limited liquidity and trading;

•	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination; and

•	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management.

For the list of risks relating to our operations, see the section titled “Risk Factors” contained in our prospectus dated November 27, 2019. For risk factors related to the Business Combination with FREYR, see the S-4 to be filed by the Company

Item 1B. Unresolved Staff Comments

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

(b) Holders

On March 1, 2021, there was two holders of record of our units, two holders of record of our Class A Ordinary Shares and two holders of record of our warrants.

(c) Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial combination. The payment of any cash dividends subsequent to our initial business combination will be at the discretion of our Board of Directors and subject to the company having funds lawfully available for distribution at such time. In addition, our Board of Directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Recent Sales of Unregistered Securities

None.

(f) Purchase of Equity Securities by Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Recent Developments

On January 29, 2021, we entered into a Business Combination Agreement (the “Business Combination Agreement”) with FREYR A/S, a company organized under the laws of Norway (“FREYR”), the Sponsor, in the capacity as the representative for the Alussa shareholders in accordance with the terms and conditions of the Business Combination Agreement, FREYR Battery, a corporation in the form of a public limited liability company organized under the laws of Luxembourg (“Pubco”), Norway Sub 1 AS, a private limited liability company under the laws of Norway (“Norway Merger Sub 1”), Norway Sub 2 AS, a private limited liability company under the laws of Norway (“Norway Merger Sub 2” and together with Norway Merger Sub 1, the “Norway Merger Subs”), Adama Charlie Sub, a Cayman Islands exempted company (“Cayman Merger Sub”), certain shareholders of FREYR named in the Business Combination Agreement (the “Major Shareholders”), and ATS NEXT AS, in the capacity as the representative for the Major Shareholders in accordance with the terms and conditions of the Business Combination Agreement (the “Shareholder Representative”).

Prior to the completion of the transactions contemplated by the Business Combination Agreement, the Norway Merger Subs shall be wholly-owned subsidiaries of the Company.

Pursuant to the terms of the Business Combination Agreement, (a) the Company will merge with and into Cayman Merger Sub, with the Company continuing as the surviving entity (the “Cayman Merger”), (b) the Company will distribute all of its interests in Norway Merger Sub 1 to Pubco, (c) FREYR will merge with and into Norway Merger Sub 2, with Norway Merger Sub 2 continuing as the surviving entity (the “Norway Merger”), (d) Norway Merger Sub 1 will merge with and into Pubco, with Pubco continuing as the surviving entity (the “Cross-Border Merger”), as a result of which, (i) each issued and outstanding security of the Company immediately prior to the effective time of the Cayman Merger shall be exchanged for the right of the holder thereof to receive securities of Pubco in accordance with the Business Combination Agreement (or, in the case of Dissenting Purchaser Shareholders, if any, the right to receive the fair value of such holder’s Dissenting Purchaser Ordinary Shares and such other rights as are granted by the Cayman Companies Law), (ii) each issued and outstanding security of FREYR immediately prior to the effective time of the Norway Merger shall be exchanged for the right of the holder thereof to receive securities of Norway Merger Sub 1 in accordance with the Business Combination Agreement and (iii) each issued and outstanding security of Norway Merger Sub 1 immediately prior to the Cross-Border Effective Time shall be exchanged for the right of the holder to receive securities of Pubco, all upon the terms and subject to the conditions set forth in the Business Combination Agreement and in accordance with the provisions of applicable law.

The Business Combination will be consummated in accordance with the terms and subject to the conditions as further described in the Business Combination Agreement.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to December 31, 2020 were organizational activities and those necessary to prepare for our initial public offering (the “Initial Public Offering”), described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in our trust account (the “Trust Account”). We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the year ended December 31, 2020, we had net loss of $3,186,865, which consisted of operating costs of $5,190,525 offset by interest income on marketable securities held in the Trust Account of $2,003,660.

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

For the year ended December 31, 2020, cash used in operating activities was $1,911,404. Net loss of $3,186,865 was impacted by interest earned on marketable securities held in the Trust Account of $2,003,660 and changes in operating assets and liabilities provided $3,279,121 of cash from operating activities.

For the period from June 13, 2019 (inception) through December 31, 2019, cash used in operating activities was $228,898. Net income of $209,708 was offset by interest earned on marketable securities held in the Trust Account of $290,672 and an unrealized gain on marketable securities of $40,109. Changes in operating assets and liabilities used $107,825 of cash from operating activities.

As of December 31, 2020, we had marketable securities held in the Trust Account of $289,834,441. We may withdraw interest to pay our income taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our Business Combination. To the extent that our share capital is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2020, we had cash of $370,958. We intend to use the funds held outside the Trust Account primarily to identify and evaluate, target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. If we complete a Business Combination, we would repay such loaned amounts without interest. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant unit at the option of the lender. The warrants would be identical to the Private Placement Warrants.

On February 9, 2021, the Company issued an unsecured promissory note to the Sponsor pursuant to the Working Capital Loans agreement by which the Company may borrow up to $1,500,000 in the aggregate. The note is non-interest bearing and payable on the earlier to occur of (i) the completion of a initial Business Combination or (ii) liquidation.

We will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern through November 29, 2021, the date that we will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

On February 28, 2020, we entered into a consulting agreement with a service provider, pursuant to which the service provider provided us with advisory or transaction support for a potential Business Combination. We paid the service provider a fee of $75,000 per month for three months, for total fees of $225,000. In addition, on February 28, 2020, we entered into a transactional support agreement with the same service provider, pursuant to which we agreed to pay the service provider a fee equal to 1% of the consideration paid by us for the equity of a target company, up to a maximum fee of $5,000,000, if we consummate a Business Combination with a target company located in certain countries, as listed in the agreement. The fee will not be payable in the event we do not consummate a Business Combination.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Ordinary Shares Subject to Redemption

We account for our Class A ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheets.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

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

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our officers and directors are as follows:

Name	Age	Position
James Musselman	73	Chairman of the Board and Director
Daniel Barcelo	50	Chief Executive Officer, President, Secretary and Director
Sarah James	38	Chief Financial Officer
Nick De’Ath	72	Chief Technology Officer
Mavriky Kalugin	47	Chief Operating Officer
W. Richard Anderson	67	Director
Germán Curá	58	Director
Maurice Dijols	69	Director
John Wu	50	Director
Abdel Badwi	73	Director

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

Sarah James, our Chief Financial Officer since July 2020, served as a vice president of finance and business development at Caelus Energy Alaska, LLC, a private company specializing in oil and gas exploration and production, from February 2013 to April 2020. Ms. James oversaw the company’s business development strategy, debt and equity fundraising and ongoing financial reporting functions. From January 2008 to August 2010, she served as a private equity associate at Riverstone Holdings, LLC, a private equity firm that specializes in the energy industry and electrical power industry sectors. Prior to that, Ms. James served as an analyst at JPMorgan Securities, Inc., in the diversified industrials and natural resources group. Ms. James holds a Bachelor of Arts degree in Economics and English from Duke University and a Master of Business Administration and Master of Science: School of Earth Sciences from Stanford University.

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

Abdel Badwi, a Director since July 2020, served a non-executive director, from September 2014 to December 2017, and president, chief executive officer and director, from December 2017 to March 2019, of Kuwait Energy Plc, a private oil and gas company with operations in Egypt, Iraq and Yemen, where he lead the re-organization the company and selling it. From November 2015 to October 2017, Mr. Badwi served as executive chairman of the board of directors of GrowMax Resources Corp. (TSX-V), an exploration and production company with assets in Argentina and mining and fertilizer operations in Peru, where he lead the re-structuring of the company, sold their assets in Argentina to fund its mining activities in Peru. From November 2007 to March 2013, Mr. Badwi served as president and chief executive officer, from March 2013 to September 2016 as vice chairman of the board of directors of Bankers Petroleum Ltd. (TSX) with operations in Albania and selling it. From January 2011 to May 2014, he served as chairman of the board of directors of Verano P1 Energy, a private oil and gas company in Colombia, where he assisted in the acquisition of exploration acreage and selling the company. Mr. Badwi holds a B.Sc. in Geology & Chemistry from the University of Alexandria, Egypt. We believe Mr. Badwi is well qualified to serve as a director due to his extensive merger and acquisition experience in the oil and gas industry.

Number, terms of office and appointment of officers and directors

Our Board of Directors consists of seven members. Holders of our founder shares have the right to appoint all of our directors prior to consummation of our initial business combination and holders of our public shares do not have the right to vote on the appointment of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by at least 90% of our ordinary shares voting in a general meeting. Each of our directors holds office for a two-year term. Subject to any other special rights applicable to the shareholders, any vacancies on our Board of Directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board or by a majority of the holders of our founder shares.

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

Director independence

NYSE listing standards require that a majority of our Board of Directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s Board of Directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board has determined that each of Messrs. Musselman, Anderson, Curá, Dijols, Wu and Badwi are independent directors under applicable SEC and NYSE rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 1, 2021, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our ordinary shares, by:

●	Each person believed by us to be beneficial owners of more than 5% of our outstanding stock of ordinary shares;

●	Each of our executive officers and directors that beneficially owns shares our of ordinary shares and;

●	All our executive officers and directors as a group.

In the table below, percentage ownership is based on 35,937,500 ordinary shares, which includes 28,750,000 shares of Class A ordinary shares underlying the units sold in our initial public offering, and 7,187,500 shares of Class B ordinary shares outstanding as of March 1, 2021. Class A ordinary shareholders and Class B ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders and vote together as a single class, except as required by law; provided, that holders of our Class B ordinary shares have the right to appoint all of our directors prior to our initial business combination and holders of our Class A ordinary shares are not entitled to vote on the appointment of directors during such time.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of ordinary shares beneficially owned by them.

	Class A Ordinary Shares		Class B Ordinary Shares(2)		Approximate
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Outstanding Ordinary Shares
Alussa Energy Sponsor LLC (3)(4)	—	—	7,187,500	100.0%	20.0%
Daniel Barcelo (3)	—	—	7,187,500	100.0%	20.0%
James Musselman (3)	—	—	—	—	—
Nick De’Ath (3)	—	—	—	—	—
Mavriky Kalugin (3)	—	—	—	—	—
W. Richard Anderson (3)	—	—	—	—	—
Germán Curá (3)	—	—	—	—	—
Maurice Dijols (3)	—	—	—	—	—
John Wu (3)	—	—	—	—	—
Sarah James (3)	—	—	—	—	—
Abdel Badwi (3)	—	—	—	—	—
Glazer Capital, LLC (5)	1,951,426	6.8%	—	—	6.8%
Paul J. Glazer (5)	1,951,426	6.8%	—	—	6.8%
Encompass Capital Advisors LLC (6)	1,437,500	5.00%	—	—	5.00%
Periscope Capital Inc. (7)	1,919,500	6.7%	—	—	6.7%
Adage Capital Partners LP (8)	1,800,000	6.26%	—	—	6.26%
All directors and executive officers as a group (10 individuals)	—	—	7,187,500	100.0%	20.0%

*	Less than one percent
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is PO Box 500, 71 Fort Street, Grand Cayman KY1-1106, Cayman Islands
(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such ordinary shares will convert into Class A ordinary shares on a one-for-one basis, subject to adjustment, as described in the section entitled “Description of Securities.”
(3)	Daniel Barcelo, our Chief Executive Officer, may be deemed to beneficially own shares held by our sponsor by virtue of his control over our sponsor, as its managing member. Mr. Barcelo disclaims beneficial ownership of our ordinary shares held by our sponsor other than to the extent of his pecuniary interest in such shares. All of our officers and directors are members of our sponsor.

(4)	Certain funds and separate accounts managed by or affiliated with Alussa are investors in our sponsor.
(5)	According to a Schedule 13G filed with the SEC on February 16, 2021, jointly by Glazer Capital, LLC (“Glazer Capital”) and Paul J. Glazer (“Mr. Glazer”). Glazer Capital and Mr. Glazer have shared power to vote and dispose of 1,951,426 Class A ordinary shares. The address of the principal business office of Glazer Capital and Mr. Glazer is 250 West 55th Street, Suite 30A, New York, New York 10019.
(6)	According to a Schedule 13G/A filed with the SEC on February 14, 2020, jointly by Encompass Capital Advisors LLC (“Encompass Advisors”), Encompass Capital Partners LLC (“Encompass Partners”), and Todd J. Kantor (“Mr. Kantor”). Encompass Advisors, Encompass Partners and Mr. Kantor have shared power to vote and dispose of 1,437,500 Class A ordinary shares. The address of the principal business office of Encompass Advisors and Encompass Partners is 200 Park Avenue, 11th Floor, New York, NY 10166. The address of the principal business office of Mr. Kantor is c/o Encompass Capital Advisors LLC, 200 Park Avenue, 11th Floor, New York, NY 10166.
(7)	According to a Schedule 13G filed with the SEC on February 16, 2021, by Periscope Capital Inc. (“Periscope”). Periscope was the beneficial owner of 1,919,500 Class A ordinary shares and may be deemed to have shared voting control and investment discretion over the securities. The address of the principal business office of Periscope is 333 Bay Street, Suite 1240, Toronto, Ontario, Canada M5H 2R2.
(8)	According to a Schedule 13G filed with the SEC on December 6, 2019, jointly by Adage Capital Partners, L.P (“ACP”), Adage Capital Partners GP, LLC (“ACPGP”), Adage Capital Advisors, LLC (“ACA”), Robert Atchinson (“Mr. Atchinson”), and Phillip Gross (“Mr. Gross”), the parties reported that ACP was the beneficial owner of 1,800,000 Class A ordinary shares. ACPGP is the general partner of ACP and may be deemed to have shared voting control and investment discretion over securities owned by ACP. ACA is the managing member of ACPGP and may be deemed to have shared voting control and investment discretion over securities owned by ACP. Messrs. Atchinson and Gross are the managing members of ACA and may be deemed to have shared voting control and investment discretion over securities owned by ACP. However, the reporting persons state that the foregoing should not be construed in and of itself as an admission by ACPGP, ACA, Mr. Atchinson or Mr. Gross as to beneficial ownership of the securities owned by ACP. The business address for each reporting persons is 200 Clarendon Street, 52nd floor, Boston, Massachusetts 02116.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2020 and for the period from June 13, 2019 (inception) through December 31, 2019 totaled $50,985 and $44,805, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We paid Marcum $3,506 for consultations concerning financial accounting and reporting standards for the year ended December 31, 2020 and $0 for the period from June 13, 2019 (inception) through December 31, 2019.

Tax Fees. We paid Marcum $12,463 for tax planning and tax advice for the year ended December 31, 2020 and $0 for the period from June 13, 2019 (inception) through December 31, 2019.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2020 and for the period from June 13, 2019 (inception) through December 31, 2019.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Alussa Energy Acquisition Corp. (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, changes in shareholders’ equity and cash flows for year ended December 31, 2020 and for the period from June 13, 2019 (inception) through December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the year ended December 31, 2020 and for the period from June 13, 2019 (inception) through December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2020 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2019.

Houston, TX

March 1, 2021

ALUSSA ENERGY ACQUISITION CORP.

BALANCE SHEETS

	December 31,
	2020	2019

ASSETS
Current Assets
Cash	$370,958	$2,282,362
Prepaid expenses and other current assets	234,167	113,049
Total Current Assets	605,125	2,395,411

Marketable securities held in Trust Account	289,834,441	287,830,781
Total Assets	$290,439,566	$290,226,192

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities – Accounts payable and accrued expenses	$3,405,463	$5,224
Deferred underwriting fee payable	10,062,500	10,062,500
Total Liabilities	13,467,963	10,067,724

Commitments

Class A ordinary shares subject to possible redemption, 26,978,103 and 27,484,224 shares at redemption value at December 31, 2020 and 2019, respectively	271,971,597	275,158,458

Shareholders’ Equity
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,771,897 and 1,265,776 shares issued and outstanding (excluding 26,978,103 and 27,484,224 shares subject to possible redemption) at December 31, 2020 and 2019, respectively	177	127
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding at December 31, 2020 and 2019	719	719
Additional paid-in capital	7,976,267	4,789,456
(Accumulated Deficit) Retained earnings	(2,977,157)	209,708
Total Shareholders’ Equity	5,000,006	5,000,010

Total Liabilities and Shareholders’ Equity	$290,439,566	$290,226,192

The accompanying notes are an integral part of the financial statements.

ALUSSA ENERGY ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	Year Ended December 31,	For the Period from June 13, 2019 (Inception) Through December 31,
	2020	2019

Operating costs	$5,190,525	$121,073
Loss from operations	(5,190,525)	(121,073)

Other income:
Interest income	2,003,660	290,672
Unrealized gain on marketable securities held in Trust Account	—	40,109
Other income	2,003,660	330,781

Net (loss) income	$(3,186,865)	$209,708

Weighted average shares outstanding, basic and diluted (1)	8,515,209	6,567,276

Basic and diluted net loss per ordinary share (2)	$(0.60)	$(0.02)

(1)	Excludes an aggregate of 26,978,103 and 27,484,224 shares subject to possible redemption at December 31, 2020 and 2019.
(2)	Net loss per ordinary share – basic and diluted excludes income attributable to ordinary shares subject to possible redemption of $1,880,235 and $316,227 for year ended December 31, 2020 and for the period from June 13, 2019 (inception) through December 31, 2019, respectively (see Note 3).

The accompanying notes are an integral part of the financial statements.

ALUSSA ENERGY ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

YEAR ENDED DECEMBER 31, 2020

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	1,265,776	$127	7,187,500	$719	$4,789,456	$209,708	$5,000,010

Change in value of Class A ordinary shares subject to possible redemption	506,121	50	—	—	3,186,811	—	3,186,861

Net loss	—	—	—	—	—	(3,186,865)	(3,186,865)

Balance – December 31, 2020	1,771,897	$177	7,187,500	$719	$7,976,267	$(2,977,157)	$5,000,006

FOR THE PERIOD FROM JUNE 13, 2019 (INCEPTION) THROUGH DECEMBER 31, 2019

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – June 13, 2019 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor (1)			7,187,500	719	24,281	—	25,000

Sale of 28,750,000 Units, net of underwriting discounts and offering expenses	28,750,000	2,875	—	—	271,170,885	—	271,173,760

Sale of 8,750,000 Private Placement Warrants	—	—	—	—	8,750,000	—	8,750,000

Ordinary shares subject to possible redemption	(27,484,224)	(2,748)	—	—	(275,155,710)	—	(275,158,458)

Net income	—	—	—	—	—	209,708	209,708

Balance – December 31, 2019	1,265,776	$127	7,187,500	$719	$4,789,456	$209,708	$5,000,010

The accompanying notes are an integral part of the financial statements.

ALUSSA ENERGY ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,	For the Period from June 13, 2019 (Inception) Through December 31,
	2020	2019
Cash Flows from Operating Activities:
Net (loss) income	$(3,186,865)	$209,708
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,003,660)	(290,672)
Unrealized gain on marketable securities held in Trust Account	—	(40,109)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(121,118)	(113,049)
Accounts payable and accrued expenses	3,400,239	5,224
Net cash used in operating activities	(1,911,404)	(228,898)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(287,500,000)
Net cash used in investing activities	—	(287,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	281,750,000
Proceeds from sale of Private Placement Warrants	—	8,750,000
Proceeds from promissory note - related party	—	198,959
Repayment of promissory note – related party	—	(198,959)
Payment of offering costs	—	(488,740)
Net cash provided by financing activities	—	290,011,260

Net Change in Cash	(1,911,404)	2,282,362
Cash – Beginning	2,282,362	—
Cash – Ending	$370,958	$2,282,362

Non-Cash Investing and Financing Activities:
Initial classification of Class A ordinary shares subject to possible redemption	$—	$274,942,190
Change in value of Class A ordinary shares subject to possible redemption	$(3,186,861)	$216,268
Deferred underwriting fee	$—	$10,062,500
Offering costs paid directly by Sponsor from proceeds from issuance of Class B ordinary shares	$—	$25,000

The accompanying notes are an integral part of the financial statements.

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

All activity for the period from June 13, 2019 (inception) through November 29, 2019 was related to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. Since the consummation of the Initial Public Offering through December 31, 2020, all activity has related to identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $16,326,240, consisting of $5,750,000 of underwriting fees, $10,062,500 of deferred underwriting fees and $513,740 of other costs. In addition, at December 31, 2020, cash of $370,958 was held outside of the Trust Account and is available for working capital purposes.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. LIQUIDITY AND GOING CONCERN

As of December 31, 2020, the Company had $370,958 in its operating bank accounts, $289,834,441 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working capital deficit of $(2,800,338). As of December 31, 2020, approximately $2,334,000 of the amount on deposit in the Trust Account represented interest income and unrealized gain, which is available to pay the Company’s tax obligations.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through November 29, 2021, the date that the Company will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020 and 2019.

Marketable Securities Held in Trust Account

At December 31, 2020, the assets held in the Trust Account were substantially held in U.S. Treasury Securities Money Market Fund. At December 31, 2019, the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020 and 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Class A ordinary shares subject to possible redemption at December 31, 2020 and 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 23,125,000 ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants into ordinary shares is contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the period presented.

Reconciliation of Net Loss Per Ordinary Share

The Company’s net (loss) income is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	Year Ended December 31,	For the Period from June 13, 2019 (Inception) Through December 31,
	2020	2019

Net (loss) income	$(3,186,865)	$209,708
Less: Income attributable to ordinary shares subject to possible redemption	(1,880,235)	(316,227)

Adjusted net loss	$(5,067,100)	$(106,519)

Weighted average shares outstanding, basic and diluted	8,515,209	6,567,276

Basic and diluted net loss per ordinary share	$(0.60)	$(0.02)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying financial statements, primarily due to their short-term nature.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

NOTE 4. INITIAL PUBLIC OFFERING

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

NOTE 5. PROMISSORY NOTE — RELATED PARTY

On June 14, 2019, the Company issued an unsecured promissory note to the Sponsor pursuant to which the Company may borrow up to $300,000 in the aggregate. During 2019, the Company borrowed $198,959 under the promissory note. The note was non-interest bearing and payable on the earlier to occur of (i) December 31, 2019 or (ii) the consummation of the Initial Public Offering. The borrowings outstanding under the Promissory Note of $198,959 were repaid on December 2, 2019.

NOTE 6. COMMITMENTS

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

February 28, 2020, the Company entered into a consulting agreement with a service provider, pursuant to which the service provider provided the Company with advisory or transaction support for a potential Business Combination. The Company paid the service provider a fee of $75,000 per month for three months, for total fees of $225,000. In addition, on February 28, 2020, the Company entered into a transactional support agreement with the same service provider, pursuant to which the Company agreed to pay the service provider a fee equal to 1% of the consideration paid by the Company for the equity of a target company, up to a maximum fee of $5,000,000, if the Company consummates a Business Combination with a target company located in certain countries, as listed in the agreement. The fee will not be payable in the event the Company does not consummate a Business Combination.

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

The Company entered into an agreement, commencing on November 25, 2019 through the earlier of the consummation of a Business Combination or the Company’s liquidation, to pay an aggregate of $35,000 per month to the Sponsor for office space, administrative and support services, of which Mr. Daniel Barcelo, the Company’s Chief Executive Officer and President, will be paid $20,000 per month and Mr. Nick De’Ath, the Company’s Chief Technology Officer, will be paid $5,000 per month. The Company’s Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on their behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on behalf of the Company. During the year ended December 31, 2020 and for the period from June 13, 2019 (inception) through December 3, 2019, the Company incurred and paid $420,000 and $35,000 in fees for these services, respectively.

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. If the Company completes its initial Business Combination, it would repay such loaned amounts without interest. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsor.

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

NOTE 7. SHAREHOLDERS’ EQUITY

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

At December 31, 2020 and 2019, there were no preference shares issued or outstanding.

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

At December 31, 2020 and 2019, there were 1,771,897 and 1,265,776 Class A Shares issued and outstanding, excluding 26,978,103 and 27,484,224 Class A Shares subject to possible redemption, respectively. At December 31, 2020 and 2019, there were 7,187,500 Class B Shares issued and outstanding.

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

NOTE 8. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account	1	$289,834,441	$287,830,781

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 29, 2021, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with FREYR A/S, a company organized under the laws of Norway (“FREYR”), the Sponsor, in the capacity as the representative for the Alussa shareholders in accordance with the terms and conditions of the Business Combination Agreement, FREYR Battery, a corporation in the form of a public limited liability company organized under the laws of Luxembourg (“Pubco”), Norway Sub 1 AS, a private limited liability company under the laws of Norway (“Norway Merger Sub 1”), Norway Sub 2 AS, a private limited liability company under the laws of Norway (“Norway Merger Sub 2” and together with Norway Merger Sub 1, the “Norway Merger Subs”), Adama Charlie Sub, a Cayman Islands exempted company (“Cayman Merger Sub”), certain shareholders of FREYR named in the Business Combination Agreement (the “Major Shareholders”), and ATS NEXT AS, in the capacity as the representative for the Major Shareholders in accordance with the terms and conditions of the Business Combination Agreement (the “Shareholder Representative”).

Prior to the completion of the transactions contemplated by the Business Combination Agreement, the Norway Merger Subs shall be wholly-owned subsidiaries of the Company.

Pursuant to the terms of the Business Combination Agreement, (a) the Company will merge with and into Cayman Merger Sub, with the Company continuing as the surviving entity (the “Cayman Merger”), (b) the Company will distribute all of its interests in Norway Merger Sub 1 to Pubco, (c) FREYR will merge with and into Norway Merger Sub 2, with Norway Merger Sub 2 continuing as the surviving entity (the “Norway Merger”), (d) Norway Merger Sub 1 will merge with and into Pubco, with Pubco continuing as the surviving entity (the “Cross-Border Merger”), as a result of which, (i) each issued and outstanding security of the Company immediately prior to the effective time of the Cayman Merger shall be exchanged for the right of the holder thereof to receive securities of Pubco in accordance with the Business Combination Agreement (or, in the case of Dissenting Purchaser Shareholders, if any, the right to receive the fair value of such holder’s Dissenting Purchaser Ordinary Shares and such other rights as are granted by the Cayman Companies Law), (ii) each issued and outstanding security of FREYR immediately prior to the effective time of the Norway Merger shall be exchanged for the right of the holder thereof to receive securities of Norway Merger Sub 1 in accordance with the Business Combination Agreement and (iii) each issued and outstanding security of Norway Merger Sub 1 immediately prior to the Cross-Border Effective Time shall be exchanged for the right of the holder to receive securities of Pubco, all upon the terms and subject to the conditions set forth in the Business Combination Agreement and in accordance with the provisions of applicable law.

The Business Combination will be consummated in accordance with the terms and subject to the conditions as further described in the Business Combination Agreement.

On February 9, 2021, the Company issued an unsecured promissory note to the Sponsor pursuant to the Working Capital Loans agreement as described in Note 6, by which the Company may borrow up to $1,500,000 in the aggregate. The note is non-interest bearing and payable on the earlier to occur of (i) the completion of a initial Business Combination or (ii) liquidation.

Exhibit Index

Exhibit No.	Description

1.1	Underwriting Agreement, dated November 25, 2019, by and between the Company and BTIG, LLC. (1)

2.1	Business Combination Agreement, dated as of January 29, 2021, by and among Alussa, FREYR, Sponsor, Pubco, Norway Merger Sub 1, Norway Merger Sub 2, Cayman Merger Sub, the Shareholder Representative and the Major Shareholders.(4)

3.1	Amended and Restated Memorandum and Articles of Association. (1)

4.1	Warrant Agreement, dated November 25, 2019, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)

4.2	Description of Capital Stock of Alussa Energy Acquisition Corp.*

10.1	Letter Agreement, dated November 25, 2019, by and among the Company, its officers, directors, Encompass Capital Advisors LLC and Alussa Energy Sponsor LLC. (1)

10.2	Investment Management Trust Agreement, November 25, 2019, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)

10.3	Registration Rights Agreement, dated November 25, 2019, by and among the Company and certain security holders. (1)

10.4	Securities Subscription Agreement, dated June 14, 2019, between the Company and Alussa Energy Sponsor LLC. (2)

10.5	Private Placement Warrants Purchase Agreement, dated November 25, 2019, by and between the Company and Alussa Energy Sponsor LLC. (1)

10.6	Administrative Services Agreement, dated November 25, 2019, by and between the Company and Alussa Energy Sponsor LLC.C. (1)

10.7	Form of Lock-up Agreement.(4)

10.8	Form of Purchaser Shareholder Irrevocable Undertakings.(4)

10.9	Form of FREYR Shareholder Irrevocable Undertakings.(4)

10.10	Form of Preferred Share Acquisition Agreement.(4)

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Calculation Linkbase*

101.LAB	XBRL Taxonomy Label Linkbase*

101.PRE	XBRL Definition Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith

**	Furnished herewith

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on November 29, 2019.

(2)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on December 18, 2017.

(3)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on November 19, 2019.

(4)	Incorporated by reference to the Company’s Form 8-K/A, filed with the SEC on January 29, 2021.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 1, 2021	Alussa Energy Acquisition Corp.

	By:	/s/ Daniel Barcelo
	Name:	Daniel Barcelo
	Title:	Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Daniel Barcelo	Chief Executive Officer, President and Director	March 1, 2021
Daniel Barcelo	(Principal Executive Officer)

/s/ Sarah James	Chief Financial Officer	March 1, 2021
Sarah James	(Principal Financial & Accounting Officer)

/s/ James Musselman	Chairman of the Board and Director	March 1, 2021
James Musselman

/s/ W. Richard Anderson	Director	March 1, 2021
W. Richard Anderson

/s/ Germán Curá	Director	March 1, 2021
Germán Curá

/s/ Maurice Dijols	Director	March 1, 2021
Maurice Dijols

/s/ John Wu	Director	March 1, 2021
John Wu

/s/ Abdel Badwi	Director	March 1, 2021
Abdel Badwi