Form 10-K/A
period 2020-12-31
Alussa Energy Acquisition Corp.
filed 2021-05-06
CIK 1781115

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Alussa Energy Acquisition Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to amend and restate certain items in its Annual Report on Form 10-K as of December 31, 2020 and 2019 and for the year ended December 31, 2020 and the period from June 13, 2019 (inception) through December 31, 2019, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 1, 2021 (the “Original Form 10-K”)

Background of Restatement

On May 5, 2021, the Company’s management and the audit committee of the Company’s Board of Directors (the “Audit Committee”) concluded that it is appropriate to restate (i) certain items on the Company’s previously issued audited balance sheet dated as of November 29, 2019, which was related to the Company’s initial public offering (the “IPO”), (ii) the Company’s previously issued unaudited interim financial statements as of and for the periods ended September 30, 2020, June 30, 2020, and March 31, 2020 and (iii) the Company’s previously issued audited financial statements as of December 31, 2020 and 2019, for the year ended December 31, 2020 and for the period from June 13, 2019 (inception) through December 31, 2019 (the “Relevant Periods”). Considering such restatement, the Company concluded that such financial statements for the Relevant Periods should no longer be relied upon. This Amendment includes the restated financial statements for the Relevant Periods.

The restatement primarily related to consideration of the factors in determining whether to classify contracts that may be settled in an entity’s own stock as equity of the entity or as an asset or liability. On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing the Company’s warrants. As a result of the SEC Statement, the Company reevaluated the accounting treatment of (i) the 14,375,000 redeemable warrants (the “Public Warrants”) that were included in the units issued by the Company in its IPO and for the underwriters’ exercise of their over-allotment option and (ii) the 8,750,000 warrants that were issued to the Company’s sponsor in private placements that closed concurrently with the IPO and the underwriters’ exercise of their over-allotment option (the “Private Placement Warrants”, collectively with the Public Warrants, the “Warrants”). The Company previously accounted for the Warrants as components of equity.

In further consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity”, the Company concluded that a provision in the warrant agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, “Derivatives and Hedging”, the Warrants should be recorded as derivative liabilities on the balance sheets and measured at fair value at issuance and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statements of operations in the period of change.

Effects of Restatement

As a result of the factors described above, the Company has included in this Amendment: (i) certain restated items on the previously issued balance sheet dated as of November 29, 2019, the date that the IPO closed, that were previously reported on a Current Report on Form 8-K filed with the SEC on December 5, 2019, and (ii) restated financial statements as of December 31, 2020 and 2019 and for the year ended December 31, 2020 and the period from June 13, 2019 (inception) through December 31, 2019. The adjustments that impact the Company’s financial statements for these periods are summarized as follows:

Balance sheets	December 31, 2020	December 31, 2019	November 29, 2019
Increase in warrant liabilities	$35,356,250	$30,962,500	$26,515,000
Reduction in Class A ordinary shares subject to possible redemption	(35,356,253)	(30,962,493)	(26,515,000)
Change in shareholders' equity	3	(7)	-

i

Statements of operations	Year Ended December 31, 2020	For the Period from June 13, 2019 (Inception) through December 31, 2019
Increase in operating costs	$-	$(1,051,990)
Increase in fair value of warrant liabilities	(4,393,750)	(3,937,500)
Increase in net loss	(4,393,750)	(4,989,490)

The impact of these amounts is included in the following items on the Company’s balance sheet as of November 29, 2019 and on the Company’s financial statements as of December 31, 2020 and 2019 and for the year ended December 31, 2020 and the period from June 13, 2019 (inception) through December 31, 2019, respectively:

Balance sheets:	Statements of operations:
Warrant liabilities	Operating costs
Total liabilities	Change in fair value of warrant liabilities
Class A ordinary shares subject to possible redemption Class A ordinary shares Additional paid-in capital Accumulated deficit Total shareholders’ equity	Other income (expense) Net loss Basic and diluted net loss per ordinary share

A summary of the restatement and its effects to the Company’s balance sheet as of November 29, 2019 and to the Company’s financial statements as of December 31, 2020 and 2019 and for the year ended December 31, 2020 and the period from June 13, 2019 (inception) through December 31, 2019, respectively, included with this Amendment, is presented in Note 1A in the accompanying Notes to the financial statements. The restatement of the financial statements had no impact on the Company’s liquidity or cash position.

Internal Control Considerations

In connection therewith, the Company’s management identified a material weakness in its internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected and corrected on a timely basis. For a discussion of management’s consideration of the material weakness identified, see Item 9A. Controls and Procedures included in this Amendment.

Items Amended by this Filing

The following items included in the Original Form 10-K are amended by this Amendment:

●	Part I – Item 1A. Risk Factors
●	Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation
●	Part II – Item 8. Financial Statements and Supplementary Data
●	Part II – Item 9A. Controls and Procedures
●	Part IV – Item 15. Exhibits and Financial Statement Schedules

As required by applicable rules of the SEC, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits 31.1, 31.2, and 32.

Except as described above, this Amendment does not amend, update or change any other disclosures in the Original Form 10-K. In addition, the information contained in this Amendment does not reflect events occurring after the filing of the Original Form 10-K and does not modify or update the disclosures therein, except as specifically identified above. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Form 10-K, other than the restatement, and such forward-looking statements should be read in conjunction with our filings with the SEC, including those subsequent to the filing of the Original Form 10-K.

The Company has not amended its previously filed Current Report on Form 8-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

Unless otherwise stated in this annual report on Form 10-K/A (“Annual Report on Form 10-K/A”), or the context otherwise requires, references to:

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

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section of this report entitled “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws

v

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K/A. As long as we maintain our status as an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

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

Summary Risk Factors

As a smaller reporting company, we are not required to include risk factors in this annual report. However, below please find the following material risks, uncertainties and other factors:

·	we are an early stage Company with no revenue or basis to evaluate our ability to select a suitable business target;

·	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

·	our expectations around the performance of a prospective target business or businesses may not be realized;

·	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

·	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

·	we may not obtain additional financing to complete our initial business combination or reduce number of shareholders requesting redemption;

·	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

·	trust account funds may not be protected against third party claims or bankruptcy;

·	an active market for our public securities' may not develop and you will have limited liquidity and trading;

·	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

·	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

·	changes in personnel and availability of qualified personnel;

·	our ability to remediate the material weakness in our internal control over financial reporting; and,

·	we may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Risk Factors

For the list of risks relating to our operations, see the section titled “Risk Factors” contained in our prospectus dated November 27, 2019. For risk factors related to the Business Combination with FREYR, see the S-4 to be filed by the Company. In addition to these risk factors, the Company has identified the following additional risk factor in conjunction with the restatement of the Original Form 10-K with this Annual Report on Form 10-K/A.

Our Public Warrants and Private Placement Warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies”. Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our Warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our 14,375,000 Public Warrants and 8,750,000 Private Placement Warrants and restated our previously issued financial statements to classify the Warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of December 31, 2020 contained elsewhere in this Annual Report on Form 10-K/A are derivative liabilities related to embedded features contained within our Warrants. ASC 815 provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

As discussed in the explanatory note to this Annual Report on Form 10-K/A, following the issuance of the SEC Statement, on May 5, 2021, we concluded that our previously issued audited financial statements for the year ended December 31, 2020 and the period from June 13, 2019 (inception) through December 31, 2019, and each of our unaudited condensed financial statements for the quarterly and year-to-date periods during such years, and related disclosures, should be restated (the “Restatement”). As part of such process, we identified a material weakness in our internal controls over financial reporting. For further discussion of the material weakness, please see Item 9A of this report, “Controls and Procedures”. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis. These deficiencies could result in additional material misstatements to our financial statements that could not be prevented or detected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we discover additional weaknesses in our internal controls in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Statement, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of December 31, 2020 and 2019 and for the year ended December 31, 2020 and the period from June 13, 2019 (inception) through December 31, 2019. As part of the restatement, we identified a material weakness in our internal controls over financial reporting.

As a result of such material weakness, the restatement related to the accounting for the Warrants, and other matters raised or that may in the future be raised by the SEC, we face potential litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weakness in our internal control over financial reporting. As of the date of this Annual Report on Form 10-K/A, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K/A. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K/A.

The following information has been adjusted to reflect the restatement of our financial statements as described in the “Explanatory Note” at the beginning of this Amendment and in Note 1A, “Restatement of Previously Issued Financial Statements,” in Notes to the Financial Statements of this Amendment.

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

Results of Operations (As Restated)

As discussed in the Explanatory Note to this Amendment and the “Restatement of Previously Issued Financial Statements” in Note 1A, in the Company’s financial statements included in Item 8 to this Amendment, we are restating the financial statements of the Company as of December 31, 2020 and 2019,for the year ended December 31, 2020 and the period from June 13, 2019 (inception) through December 31, 2019, and as of and for the periods ended September 30,2020, June 30, 2020, and March 31, 2020. The amended discussion and analysis as it pertains to the restated periods presented below provides information to assist in understanding our financial condition and results of operations, and should be read in conjunction with the Company’s financial statements included in Item 8.

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

For the Year Ended December 31, 2020 and the Period from June 13, 2019 (Inception) through December 31, 2019

For the year ended December 31, 2020, we had net loss of $7,580,615, which consists of changes in fair value of warrant liabilities of $4,393,750 and operating costs of $5,190,525, offset by interest income on marketable securities held in the Trust Account of $2,003,660.

For the period from June 13, 2019 (inception) through December 31, 2019, we had net loss of $4,779,782, which consists of changes in fair value of warrant liabilities of $3,937,500 and operating costs of $1,173,063, offset by interest income on marketable securities held in the Trust Account of $290,672 and an unrealized gain on marketable securities held in the Trust Account of $40,109.

For the Three and Nine Months Ended September 30, 2020

For the three months ended September 30, 2020, we had a net loss of $2,487,788, which consists of changes in fair value of warrant liabilities of $2,312,500 and operating costs of $324,347, offset by interest income on marketable securities held in the Trust Account of $93,440 and an unrealized gain on marketable securities held in Trust Account of $55,619.

For the nine months ended September 30, 2020, we had net income of $8,039,334, which consists of changes in fair value of warrant liabilities of $7,356,250, interest income on marketable securities held in the Trust account of $1,944,601 and an unrealized gain on securities held in the Trust Account of $16,548, offset by operating costs of $1,278,065.

For the Three and Six Months Ended June 30, 2020

For the three months ended June 30, 2020, we had net income of $1,583,736, which consists of changes in fair value of warrant liabilities of $2,000,000 and interest income on marketable securities held in the Trust Account of $958,571, offset by operating costs of $453,873 and an unrealized loss on marketable securities held in Trust Account of $920,962.

For the six months ended June 30, 2020, we had net income of $10,527,122, which consists of changes in fair value warrant liabilities of $9,668,750 and interest income on marketable securities held in the Trust Account of $1,851,161, offset by operating costs of $953,718 and an unrealized loss on marketable securities held in Trust Account of $39,071.

For the Three Months Ended March 31, 2020

For the three months ended March 31, 2020, we had net income of $8,943,386, which consists of changes in fair value of warrant liabilities of $7,668,750, interest income on marketable securities held in the Trust Account of $892,590 and an unrealized gain on marketable securities held in the Trust Account of $881,891, offset by operating costs of $499,845.

Liquidity and Capital Resources (As Restated)

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

For the year ended December 31, 2020, net cash used in operating activities was $1,911,404. Net loss of $7,580,615 was impacted by the change in fair value of warrant liabilities of $4,393,750 and interest earned on marketable securities held in the Trust Account of $2,003,660. Changes in operating assets and liabilities provided $3,279,121 of cash from operating activities.

For the period from June 13, 2019 (inception) through December 31, 2019, net cash used in operating activities was $228,898. Net loss of $4,779,782 was impacted by the change in fair value of warrant liabilities of $3,937,500, interest earned on marketable securities held in the Trust Account of $290,672 an unrealized gain on marketable securities of $40,109, and underwriting fees and offering costs allocated to warrant liabilities. Changes in operating assets and liabilities used $107,825 of cash from operating activities.

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

Public Warrants and Private Placement Warrants

We account for the Public Warrants and Private Placement Warrants issued in connection with our initial public offering in accordance with ASC 815-40, under which the Warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statements of operations in the period of change.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures (As Restated)

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, at the time our Annual Report on Form 10-K for the year ended December 31, 2020 was filed on March 1, 2021, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

Subsequent to that evaluation, as a result of the material weakness described below, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective.

The Certifying Officers of the Company previously concluded that the Company’s disclosure controls and procedures were effective for the interim periods ended March 31, 2020, June 30, 2020 and September 30, 2020. However, the Certifying Officers have subsequently concluded that the Company’s disclosure controls and procedures were not effective for the interim periods ended March 31, 2020, June 30, 2020 and September 30, 2020, due solely to the material weakness in the Company’s internal controls over financial reporting as described in “Management’s Report on Internal Controls over Financial Reporting (As Restated)” below. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Controls Over Financial Reporting (As Restated)

This Annual Report on Form 10-K/A does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

During the year ended December 31, 2020, there had been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K/A had not yet been identified. Due solely to the events that led to our restatement of our financial statements, management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering, as described in Note 1A to the Notes to Financial Statements entitled “Restatement of Previously Issued Financial Statements.”

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2020, covered by this Annual Report on Form 10-K/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K/A had not yet been identified. Due solely to the events that led to our restatement of our financial statements, management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering, as described in Note 1A to the Notes to Financial Statements entitled “Restatement of Previously Issued Financial Statements.” In light of the restatement of our financial statements included in this Annual Report on Form 10-K/A, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding the application of complex accounting standards. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

(a) The following documents are filed as part of this Form 10-K/A:

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

ALUSSA ENERGY ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Alussa Energy Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Alussa Energy Acquisition Corp. (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, changes in shareholders’ equity and cash flows for the year ended December 31, 2020 and for the period from June 13, 2019 (inception) through December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the year ended December 31, 2020 and for the period from June 13, 2019 (inception) through December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2020 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Restatement of the 2020 and 2019 Financial Statements

As discussed in Note 1A to the financial statements, the accompanying financial statements as of December 31, 2020 and 2019, for the year ended December 31, 2020 and for the period from June 13, 2019 (inception) through December 31, 2019, have been restated.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Houston, Texas
March 1, 2021, except for the effects of the restatement discussed in Note 1A as to which the date is May 5, 2021.

ALUSSA ENERGY ACQUISITION CORP.

BALANCE SHEETS

	December 31,
	2020 (As Restated)	2019 (As Restated)
ASSETS
Current Assets
Cash	$370,958	$2,282,362
Prepaid expenses and other current assets	234,167	113,049
Total Current Assets	605,125	2,395,411

Marketable securities held in Trust Account	289,834,441	287,830,781
Total Assets	$290,439,566	$290,226,192

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities - Accounts payable and accrued expenses	$3,405,463	$5,224
Deferred underwriting fee payable	10,062,500	10,062,500
Warrant liabilities	35,356,250	30,962,500
Total Liabilities	48,824,213	41,030,224

Commitments

Class A ordinary shares subject to possible redemption, 23,470,955 and 24,391,533 shares at redemption value at December 31, 2020 and 2019, respectively	236,615,344	244,195,965

Shareholders' Equity
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 5,279,045 and 4,358,467 shares issued and outstanding (excluding 23,470,955 and 24,391,533 shares subject to possible redemption) at December 31, 2020 and 2019, respectively	528	436
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding at December 31, 2020 and 2019	719	719
Additional paid-in capital	18,107,557	9,778,630
Accumulated deficit	(13,108,795)	(4,779,782)
Total Shareholders' Equity	5,000,009	5,000,003

Total Liabilities and Shareholders' Equity	$290,439,566	$290,226,192

The accompanying notes are an integral part of the financial statements.

ALUSSA ENERGY ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2020 (As Restated)	For the Period from June 13, 2019 (Inception) through December 31, 2019 (As Restated)

Operating costs	$5,190,525	$1,173,063
Loss from operations	(5,190,525)	(1,173,063)

Other income (expense):
Interest income	2,003,660	290,672
Unrealized gain on marketable securities held in Trust Account	-	40,109
Change in fair value of warrant liabilities	(4,393,750)	(3,937,500)
Other income (expense)	(2,390,090)	(3,606,719)

Net loss	$(7,580,615)	$(4,779,782)

Weighted average redeemable ordinary shares outstanding, basic and diluted	24,958,411	3,820,067

Basic and diluted net income per redeemable ordinary share (Note 3)	$0.07	$0.06

Weighted average non-redeemable ordinary shares outstanding, basic and diluted	10,979,089	7,016,376

Basic and diluted net loss per non-redeemable ordinary share (Note 3)	$(0.84)	$(0.72)

The accompanying notes are an integral part of the financial statements.

ALUSSA ENERGY ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

YEAR ENDED DECEMBER 31, 2020 (AS RESTATED)

	Class A Ordinary Shares		Class B Ordinary Shares
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Equity
Balance - January 1, 2020	4,358,467	$436	7,187,500	$719	$9,778,630	$(4,779,782)	$5,000,003
Class A ordinary shares subject to possible redemption	920,578	92	-	-	8,328,927	(748,398)	7,580,621
Net loss	-	-	-	-	-	(7,580,615)	(7,580,615)
Balance - December 31, 2020	5,279,045	$528	7,187,500	$719	$18,107,557	$(13,108,795)	$5,000,009

FOR THE PERIOD FROM JUNE 13, 2019 (INCEPTION) THROUGH DECEMBER 31, 2019 (AS RESTATED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-In	Accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - June 13, 2019 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	7,187,500	719	24,281	-	25,000
Sale of 28,750,000 Units, net of underwriting discounts and offering expenses	28,750,000	2,875	-	-	253,947,875	-	253,950,750
Class A ordinary shares subject to possible redemption	(24,391,533)	(2,439)	-	-	(244,193,526)	-	(244,195,965)
Net loss	-	-	-	-	-	(4,779,782)	(4,779,782)
Balance - December 31, 2019	4,358,467	$436	7,187,500	$719	$9,778,630	$(4,779,782)	$5,000,003

The accompanying notes are an integral part of the financial statements.

ALUSSA ENERGY ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2020 (As Restated)	For the Period from June 13, 2019 (Inception) Through December 31, 2019 (As Restated)
Cash Flows from Operating Activities:
Net loss	$(7,580,615)	$(4,779,782)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,003,660)	(290,672)
Unrealized gain on marketable securities held in Trust Account	-	(40,109)
Underwriting fees and offering costs allocated to warrant liabilities	-	1,051,990
Change in fair value of warrant liabilities	4,393,750	3,937,500
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(121,118)	(113,049)
Accounts payable and accrued expenses	3,400,239	5,224
Net cash used in operating activities	(1,911,404)	(228,898)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	-	(287,500,000)
Net cash used in investing activities	-	(287,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	-	281,750,000
Proceeds from sale of Private Placement Warrants	-	8,750,000
Proceeds from promissory note - related party	-	198,959
Repayment of promissory note – related party	-	(198,959)
Payment of offering costs	-	(488,740)
Net cash provided by financing activities	-	290,011,260

Net Change in Cash	(1,911,404)	2,282,362
Cash – Beginning	2,282,362	-
Cash – Ending	$370,958	$2,282,362

Non-Cash Investing and Financing Activities:
Initial classification of Class A ordinary shares subject to possible redemption	$-	$247,917,190
Change in fair value of Class A ordinary shares subject to possible redemption	$(7,580,621)	$(3,721,225)
Deferred underwriting fee	$-	$10,062,500
Offering costs paid directly by Sponsor from proceeds from issuance of Class B ordinary shares	$-	$25,000

The accompanying notes are an integral part of the financial statements.

NOTE 1A. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission (“SEC”) together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreements, dated as of November 25, 2019, between the Company and Continental Stock Transfer & Trust Company, a New York corporation, as warrant agent (the “Warrant Agreement”). As a result of the SEC Statement, the Company reevaluated the accounting treatment of (i) the 14,375,000 redeemable warrants (the “Public Warrants”) that were included in the units issued by the Company in its initial public offering (the “IPO”) and for the underwriters’ exercise of their over-allotment option and (ii) the 8,750,000 warrants that were issued to the Company’s sponsor in private placements that closed concurrently with the IPO and the underwriters’ exercise of their over-allotment option (the “Private Placement Warrants”, collectively with the Public Warrants, the “Warrants”, which are discussed in Note 1B, Note 3, Note 4, Note 8 and Note 10). The Company previously accounted for the Warrants as components of equity.

In further consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity”, the Company concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, “Derivatives and Hedging”, the Warrants should be recorded as derivative liabilities on the balance sheets and measured at fair value at issuance and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statements of operations in the period of change.

The Company’s management and the audit committee of the Company’s Board of Directors concluded that it is appropriate to restate the Company’s previously issued audited financial statements as of December 31, 2020 and 2019 and for the year ended December 31, 2020 and the period from June 13, 2019 (inception) through December 31, 2019, as previously reported in its Form 10-K (the “Original Form 10-K”), filed with the SEC on March 1, 2021.

A summary of the accounting impact of these adjustments to the Company’s condensed financial statements as of and for the related interim periods is provided in Note 10, “Restatement of Quarterly Condensed Financial Statements”.

The following tables reflect the impact of the adjustments to the specific line items presented in the Company’s previously reported financial statements. The amounts originally reported were derived from the Company’s Original Form 10-K and its Form 8-K filed on December 5, 2019:

	December 31, 2020
	As Originally Reported	Adjustments	As Restated
Balance Sheet

Liabilities and Shareholders' Equity
Warrant liabilities	$-	$35,356,250	$35,356,250
Total Liabilities	13,467,963	35,356,250	48,824,213

Class A ordinary shares subject to possible redemption, 23,470,955 shares at redemption value at December 31, 2020	271,971,597	(35,356,253)	236,615,344

Shareholders' Equity
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 5,279,045 shares issued and outstanding (excluding 23,470,955 shares subject to possible redemption) at December 31, 2020	177	351	528
Additional paid-in capital	7,976,267	10,131,290	18,107,557
Accumulated Deficit	(2,977,157)	(10,131,638)	(13,108,795)
Total Shareholders' Equity	5,000,006	3	5,000,009

Total Liabilities and Shareholders' Equity	$290,439,566	$-	$290,439,566

	December 31, 2019
	As Originally Reported	Adjustments	As Restated
Balance Sheet

Liabilities and Shareholders' Equity
Warrant liabilities	$-	$30,962,500	$30,962,500
Total Liabilities	10,067,724	30,962,500	41,030,224

Class A ordinary shares subject to possible redemption, 24,391,533 shares at redemption value at December 31, 2019	275,158,458	(30,962,493)	244,195,965

Shareholders' Equity
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 4,358,467 shares issued and outstanding (excluding 24,391,533 shares subject to possible redemption) at December 31, 2019	127	309	436
Additional paid-in capital	4,789,456	4,989,174	9,778,630
(Accumulated deficit) Retained earnings	209,708	(4,989,490)	(4,779,782)
Total Shareholders' Equity	5,000,010	(7)	5,000,003

Total Liabilities and Shareholders' Equity	$290,226,192	$-	$290,226,192

	November 29, 2019
	As Originally Reported	Adjustments	As Revised
Balance Sheet

Liabilities and Shareholders' Equity
Warrant liabilities	$-	$26,515,000	$26,515,000
Total Liabilities	9,236,505	26,515,000	35,751,505

Class A ordinary shares subject to possible redemption, 21,223,969 shares at redemption value at November 29, 2019	238,754,690	(26,515,000)	212,239,690

Shareholders' Equity
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 3,776,031 shares issued and outstanding (excluding 21,223,969 shares subject to possible redemption) at December 31, 2019	112	265	377
Additional paid-in capital	5,005,739	3,600,876	8,606,615
Accumulated deficit	(6,565)	(3,601,141)	(3,607,706)
Total Shareholders' Equity	5,000,005	-	5,000,005

Total Liabilities and Shareholders' Equity	$252,991,200	$-	$252,991,200

	Year Ended December 31, 2020
	As Originally Reported	Adjustments	As Restated
Statement of Operations

Other income (expense):
Change in fair value of warrant liabilities	$-	$(4,393,750)	$(4,393,750)
Other income (expense)	2,003,660	(4,393,750)	(2,390,090)

Net loss	$(3,186,865)	$(4,393,750)	$(7,580,615)

Weighted average redeemable ordinary shares outstanding, basic and diluted	-	24,958,411	24,958,411

Basic and diluted net income per redeemable ordinary share	$-	$0.07	$0.07

Weighted average non-redeemable ordinary shares outstanding, basic and diluted	8,515,209	2,463,880	10,979,089

Basic and diluted net loss per non-redeemable ordinary share	$(0.60)	$(0.24)	$(0.84)

	For the Period from June 13, 2019 (Inception) through December 31, 2019
	As Originally Reported	Adjustments	As Restated
Statement of Operations

Operating costs	$121,073	$1,051,990	$1,173,063
Loss from operations	(121,073)	(1,051,990)	(1,173,063)

Other income (expense):
Change in fair value of warrant liabilities	$-	$(3,937,500)	$(3,937,500)
Other income (expense)	330,781	(3,937,500)	(3,606,719)

Net (loss) income	$209,708	$(4,989,490)	$(4,779,782)

Weighted average redeemable ordinary shares outstanding, basic and diluted	-	3,820,067	3,820,067

Basic and diluted net income per redeemable ordinary share	$-	$0.06	$0.06

Weighted average non-redeemable ordinary shares outstanding, basic and diluted	6,567,276	449,100	7,016,376

Basic and diluted net loss per non-redeemable ordinary share	$(0.02)	$(0.70)	$(0.72)

	December 31, 2020
	As Originally Reported	Adjustments	As Restated
Statement of Changes in Shareholders' Equity

Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 5,279,045 shares issued and outstanding (excluding 23,470,955 shares subject to possible redemption) at December 31, 2020	$177	$351	$528
Additional paid-in capital	7,976,267	10,131,290	18,107,557
Accumulated deficit	(2,977,157)	(10,131,638)	(13,108,795)
Total Shareholders' Equity	$5,000,006	$3	$5,000,009

	December 31, 2019
	As Originally Reported	Adjustments	As Restated
Statement of Changes in Shareholders' Equity

Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 4,358,467 shares issued and outstanding (excluding 24,391,533 shares subject to possible redemption) at December 31, 2019	$127	$309	$436
Additional paid-in capital	4,789,456	4,989,174	9,778,630
(Accumulated deficit) Retained earnings	209,708	(4,989,490)	(4,779,782)
Total Shareholders' Equity	$5,000,010	$(7)	$5,000,003

	Year Ended December 31, 2020
	As Originally Reported	Adjustments	As Restated
Statement of Cash Flows

Cash Flows from Operating Activities:
Net loss	$(3,186,865)	$(4,393,750)	$(7,580,615)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	-	4,393,750	4,393,750
Net cash used in operating activities	(1,911,404)	-	(1,911,404)

Non-Cash Investing and Financing Activities:
Change in fair value of Class A ordinary shares subject to possible redemption	$(3,186,861)	$(4,393,760)	$(7,580,621)

	For the Period from June 13, 2019 (Inception) through December 31, 2019
	As Originally Reported	Adjustments	As Restated
Statement of Cash Flows

Cash Flows from Operating Activities:
Net (loss) income	$209,708	$(4,989,490)	$(4,779,782)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Underwriting fees and offering costs allocated to warrant liabilities	-	1,051,990	1,051,990
Change in fair value of warrant liabilities	-	3,937,500	3,937,500
Net cash used in operating activities	(228,898)	-	(228,898)

Non-Cash Investing and Financing Activities:
Initial classification of Class A ordinary shares subject to possible redemption	$274,942,190	$(27,025,000)	$247,917,190
Change in fair value of Class A ordinary shares subject to possible redemption	$216,268	$(3,937,493)	$(3,721,225)

NOTE 1B. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Alussa Energy Acquisition Corp. is a newly organized blank check company incorporated as a Cayman Islands exempted company on June 13, 2019. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

Net Income (Loss) Per Ordinary Share

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

Reconciliation of Net Income (Loss) Per Ordinary Share

The Company’s net income (loss) is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	Year Ended December 31, 2020 (As Restated)	For the Period from June 13, 2019 (Inception) through December 31, 2019 (As Restated)
Redeemable ordinary shares
Numerator:
Interest income attributable to redeemable ordinary shares	$1,635,750	$246,606
Net income attributable to redeemable ordinary shares	$1,635,750	$246,606

Denominator:
Weighted average redeemable ordinary shares outstanding, basic and diluted	24,958,411	3,820,067
Basic and diluted net income per redeemable ordinary share	$0.07	$0.06

Non-redeemable ordinary shares
Numerator:
Net loss	$(7,580,615)	$(4,779,782)
Less: Net income attributable to redeemable ordinary shares	(1,635,750)	(246,606)
Net loss attributable to non-redeemable ordinary shares	$(9,216,365)	$(5,026,389)

Denominator:
Weighted average non-redeemable ordinary shares outstanding, basic and diluted	10,979,089	7,016,376
Basic and diluted net loss per non-redeemable ordinary share	$(0.84)	$(0.72)

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

Fair Value of Financial Instruments

The Company follows the guidance in ASC Topic 820, “Fair Value Measurement”, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

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

See Note 8 for additional information on assets and liabilities measured at fair value.

Public Warrants and Private Placement Warrants

The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants”, which are discussed in Note 1A, Note 1B, Note 3, Note 4, Note 8 and Note 10) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the balance sheets and measured at fair value at inception (concurrent with or shortly after the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statements of operations in the period of change.

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

NOTE 7. SHAREHOLDERS’ EQUITY AND WARRANTS

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

At December 31, 2020 and 2019, there were 5,279,045 and 4,358,467 Class A Shares issued and outstanding, excluding 23,470,955 and 24,391,533 Class A Shares subject to possible redemption, respectively. At December 31, 2020 and 2019, there were 7,187,500 Class B Shares issued and outstanding.

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

Warrants

Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering or November 29, 2020. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants is effective and a current prospectus relating to those shares is available throughout the 30 day redemption period, unless the Public Warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. No Public Warrants will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any Class A ordinary shares to holders seeking to exercise their Public Warrants, unless the issuance of the Class A ordinary shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption is available.

The Company has determined that after the closing of a Business Combination, it will use its commercially reasonable efforts to file with the SEC a registration statement registering the issuance, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the Public Warrants. The Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the Warrant Agreement. Notwithstanding the above, if the Class A ordinary shares are, at the time of any exercise of a Public Warrant, not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act with 60 business days after the closing of the Business Combination, the holders of the Public Warrants shall have the right to exercise their Public Warrants on a “cashless basis” in accordance with the Section 3(a)(9) of the Securities Act and, by exchanging the Public Warrants for the number of Class A ordinary share per Public Warrant equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying such Public Warrant, multiplied by the excess of the fair market value over the exercise price by (y) the fair market value.

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00. Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

●	In whole and not in part;
●	At a price of $0.01 per Public Warrant
●	Upon not less than 30 days’ prior written notice of redemption to each Public Warrant holder
●	If, and only if, the reported last sale price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the Public Warrant holders equals or exceeds $18.00 per share (as adjusted).

If and when the Public Warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

The exercise price and number of ordinary shares issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share split, share dividend, rights issuance, subdivision, reorganization, recapitalization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.

In addition, if (x) the Company issues additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s Board of Directors, and in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the sponsor or such affiliates prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination, and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates a Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the Public Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

NOTE 8. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC Topic 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The Company also follows the guidance in ASC Topic 815 for its Public Warrants and Private Placement Warrants that are re-measured and reported at fair value each reporting period.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020 and 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31, 2020 (As Restated)
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities held in Trust Account	$289,834,441	$-	$-	$289,834,441
Total fair value	$289,834,441	$-	$-	$289,834,441
Liabilities:
Public Warrants	$17,681,250	$-	$-	$17,681,250
Private Placement Warrants	-	-	17,675,000	17,675,000
Total fair value	$17,681,250	$-	$17,675,000	$35,356,250

	December 31, 2019 (As Restated)
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities held in Trust Account	$287,830,781	$-	$-	$287,830,781
Total fair value	$287,830,781	$-	$-	$287,830,781
Liabilities:
Public Warrants	$-	$-	$18,975,000	$18,975,000
Private Placement Warrants	-	-	11,987,500	11,987,500
Total fair value	$-	$-	$30,962,500	$30,962,500

Public Warrants and Private Placement Warrants

The Public Warrants and Private Placement Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheets. The warrant liabilities are measured at fair value at issuance and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

Initial Measurement

The Company measured the fair value for the Warrants at issuance using a Monte Carlo simulation model for the Public Warrants and a Black-Scholes option pricing model for the Private Placement Warrants. The Company allocated the proceeds received from the sale of Units (which include one Class A ordinary share and one-half of one Public Warrant), to the Public Warrants based on their fair value at issuance, with the remaining proceeds allocated to Class A ordinary shares . The Warrants were classified at Level 3 at the initial measurement date due to the use of unobservable inputs.

The Company’s use of a Black-Scholes option pricing model and Monte Carlo simulation model required the use of subjective assumptions:

●	The risk-free interest rate assumption was based on the U.S. Constant Maturity Treasury yield, which was commensurate with the contractual terms of the Warrants, which expire on the earlier of (i) five years after the completion of the initial Business Combination and (ii) redemption or liquidation. An increase in the risk-free interest rate in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.
●	The expected term was determined to be 5.5 years, as the Warrants become exercisable on the later of (i) 30 days after the completion of the Business Combination and (ii) 12 months from the IPO date or November 29, 2020. An increase in the expected term, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.
●	The expected volatility assumption was based on the implied volatility from a set of comparable publicly-traded warrants as determined based on the size and proximity of other similar business combinations. An increase in expected volatility, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.
●	The fair value of the Units, which each consist of one Class A ordinary share and one-half of one Public Warrant, represents the closing price on the measurement date as observed from the ticker ALUS.U.

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis. As of December 31, 2019, the Public and Private Placement Warrants were classified as Level 3 fair value measurements based on the use of unobservable inputs. However, the subsequent measurement of the Public Warrants as of December 31, 2020 is classified as a Level 1 fair value measurement due to the use of an observable market quote in an active market under the ticker ALUS.WS. As of December 31, 2020, the fair value of the Public Warrants was $17,681,250 based on the closing price of ALUS.WS on that date of $1.23 per Public Warrant. As of December 31, 2020, the Private Placement Warrants remained a Level 3 measurement.

The key inputs into the Black-Scholes option model and Monte Carlo simulation model for the Public Warrants and Private Placement Warrants were as follows on each respective date:

	November 29, 2019 (Initial Measurement)	December 5, 2019 (Initial Measurement)	December 31, 2019	December 31, 2020
Risk-free interest rate	1.64%	1.64%	1.72%	0.43%
Term (years)	5.5	5.5	5.5	5.5
Volatility	20.0%	20.0%	20.0%	26.17%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Exercise price	$11.50	$11.50	$11.50	$11.50
Share price	$9.37 (1)	$9.38 (1)	$9.42 (1)	$10.06

(1)	As of the respective dates, the Units had not been separated into Class A ordinary shares and Public Warrants. As such, an implied share price was determined using the observed Unit price.

The following table presents the changes in the fair value of warrant liabilities through December 31, 2020:

	Public Warrants	Private Placement Warrants	Warrant Liabilities
Fair value as of June 13, 2019	$-	$-	$-
Fair value for warrants issued on November 29, 2019	15,875,000	10,640,000	26,515,000
Fair value for warrants issued on December 5, 2019	2,400,000	997,500	3,397,500
Change in fair value of warrant liabilities	700,000	350,000	1,050,000
Fair value as of December 31, 2019	18,975,000	11,987,500	30,962,500
Change in fair value of warrant liabilities(1)	(1,293,750)	5,687,500	4,393,750
Fair value as of December 31, 2020	$17,681,250	$17,675,000	$35,356,250

(1)	Due to the use of quoted prices in an active market (Level 1) to measure the fair values of the Public Warrants subsequent to December 31, 2019, Public Warrants with a fair value of $10,781,250 were transferred out of Level 3 for the year ended December 31, 2020.

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

On February 9, 2021, the Company issued an unsecured promissory note to the Sponsor pursuant to the Working Capital Loans agreement as described in Note 6, by which the Company may borrow up to $1,500,000 in the aggregate. The note is non-interest bearing and payable on the earlier to occur of (i) the completion of an initial Business Combination or (ii) liquidation. On April 6, 2021, the Company borrowed $1,500,000 under the loan note. On April 30, 2021, the Sponsor elected to convert the loan note into 1,500,000 warrants that are identical to the Private Placement Warrants.

NOTE 10: RESTATEMENT OF QUARTERLY CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

	As Restated
	September 30, 2020	June 30, 2020	March 31, 2020
BALANCE SHEETS
ASSETS
Current Assets
Cash	$1,109,632	$1,399,600	$1,880,199
Prepaid expenses and other current assets	41,817	84,716	81,894
Total Current Assets	1,151,449	1,484,316	1,962,093

Marketable securities held in Trust Account	289,791,930	289,642,871	289,605,262
Total Assets	$290,943,379	$291,127,187	$291,567,355

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities - Accounts payable and accrued expenses	$39,327	$47,847	$71,751
Deferred underwriting fee payable	10,062,500	10,062,500	10,062,500
Warrant liabilities	23,606,250	21,293,750	23,293,749
Total Liabilities	33,708,077	31,404,097	33,428,000

Commitments

Class A ordinary shares subject to possible redemption, 25,024,040, 25,283,856 and 25,129,917 shares at redemption value at September 30, 2020, June 30, 2020 and March 31, 2020, respectively	252,235,299	254,723,083	253,139,346

Shareholders' Equity
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	-	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 3,725,960, 3,466,144, and 3,620,083 shares issued and outstanding (excluding 25,024,040, 25,283,856 and 25,129,917 shares subject to possible redemption) at September 30, 2020, June 30, 2020 and March 31, 2020, respectively	372	346	363
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding at September 30, 2020, June 30, 2020, and March 31, 2020	719	719	719
Additional paid-in capital	2,487,758	-	835,323
Retained earnings	2,511,154	4,998,942	4,163,604
Total Shareholders' Equity	5,000,003	5,000,007	5,000,009

Total Liabilities and Shareholders' Equity	$290,943,379	$291,127,187	$291,567,355

	As Restated
	September 30, 2020		June 30, 2020		March 31, 2020
	Three Months Ended	Nine Months Ended	Three Months Ended	Six Months Ended	Three Months Ended
STATEMENTS OF OPERATIONS
Operating costs	$324,347	$1,278,065	$453,873	$953,718	$499,845
Loss from operations	(324,347)	(1,278,065)	(453,873)	(953,718)	(499,845)

Other income (expense):
Interest income	93,440	1,944,601	958,571	1,851,161	892,590
Unrealized gain on marketable securities held in Trust Account	55,619	16,548	(920,962)	(39,071)	881,891
Change in fair value of warrant liabilities	(2,312,500)	7,356,250	2,000,000	9,668,750	7,668,750
Other income (expense)	(2,163,441)	9,317,399	2,037,609	11,480,840	9,443,231

Net income (loss)	$(2,487,788)	$8,039,334	$1,583,736	$10,527,122	$8,943,386

Weighted average redeemable ordinary shares outstanding, basic and diluted	25,283,856	24,936,375	25,129,917	24,760,725	24,391,533

Basic and diluted net income per redeemable ordinary share	$0.00	$0.07	$0.03	$0.07	$0.03

Weighted average non-redeemable ordinary shares outstanding, basic and diluted	10,653,644	11,001,125	10,807,583	11,176,775	11,545,967

Basic and diluted net income (loss) per non-redeemable ordinary share	$(0.24)	$0.58	$0.07	$0.80	$0.71

	For the Three Months Ended March 31, 2020 (As Restated)
	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-In	(Accumulated Deficit) Retained	Total Shareholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
Balance - January 1, 2020	4,358,467	$436	7,187,500	$719	$9,778,630	$(4,779,782)	$5,000,003
Class A ordinary shares subject to possible redemption	(738,384)	(73)	-	-	(8,943,307)	-	(8,943,380)
Net income	-	-	-	-	-	8,943,386	8,943,386
Balance - March 31, 2020	3,620,083	$363	7,187,500	$719	$835,323	$4,163,604	$5,000,009

	For the Three Months Ended June 30, 2020 (As Restated)
	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-In	Retained	Total Shareholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
Balance - March 31, 2020	3,620,083	$363	7,187,500	$719	$835,323	$4,163,604	$5,000,009
Class A ordinary shares subject to possible redemption	(153,939)	(17)	-	-	(835,323)	(748,398)	(1,583,738)
Net income	-	-	-	-	-	1,583,736	1,583,736
Balance - June 30, 2020	3,466,144	$346	7,187,500	$719	$-	$4,998,942	$5,000,007

	For the Six Months Ended June 30, 2020 (As Restated)
	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-In	(Accumulated Deficit) Retained	Total Shareholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
Balance - January 1, 2020	4,358,467	$436	7,187,500	$719	$9,778,630	$(4,779,782)	$5,000,003
Class A ordinary shares subject to possible redemption	(892,323)	(90)	-	-	(9,778,630)	(748,398)	(10,527,118)
Net income	-	-	-	-	-	10,527,122	10,527,122
Balance - June 30, 2020	3,466,144	$346	7,187,500	$719	$-	$4,998,942	$5,000,007

	For the Three Months Ended September 30, 2020 (As Restated)
	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-In	Retained	Total Shareholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
Balance - June 30, 2020	3,466,144	$346	7,187,500	$719	$-	$4,998,942	$5,000,007
Class A ordinary shares subject to possible redemption	259,816	26	-	-	2,487,758	-	2,487,784
Net loss	-	-	-	-	-	(2,487,788)	(2,487,788)
Balance - September 30, 2020	3,725,960	$372	7,187,500	$719	$2,487,758	$2,511,154	$5,000,003

	For the Nine Months Ended September 30, 2020 (As Restated)
	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-In	(Accumulated Deficit) Retained	Total Shareholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
Balance - January 1, 2020	4,358,467	$436	7,187,500	$719	$9,778,630	$(4,779,782)	$5,000,003
Class A ordinary shares subject to possible redemption	(632,507)	(64)	-	-	(7,290,872)	(748,398)	(8,039,334)
Net income	-	-	-	-	-	8,039,334	8,039,334
Balance - September 30, 2020	3,725,960	$372	7,187,500	$719	$2,487,758	$2,511,154	$5,000,003

	As Restated
	Nine Months Ended September 30, 2020	Six Months Ended June 30, 2020	Three Months Ended March 31, 2020
STATEMENTS OF CASH FLOWS
Cash Flows from Operating Activities
Net income	$8,039,334	$10,527,122	$8,943,386
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,944,601)	(1,851,161)	(892,590)
Unrealized gain on marketable securities held in Trust Account	(16,548)	39,071	(881,891)
Change in fair value of warrant liabilities	(7,356,250)	(9,668,750)	(7,668,750)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	71,232	28,333	31,155
Accrued expenses	34,103	42,623	66,527
Net cash used in operating activities	(1,172,730)	(882,762)	(402,163)

Net Change in Cash	(1,172,730)	(882,762)	(402,163)
Cash - Beginning	2,282,362	2,282,362	2,282,362
Cash - Ending	$1,109,632	$1,399,600	$1,880,199

Non-Cash Investing and Financing Activities:
Change in fair value of Class A ordinary shares subject to possible redemption	$8,039,334	$10,527,118	$8,943,381

	September 30, 2020
	As Originally Reported	Adjustments	As Restated
Balance Sheet

Liabilities and Shareholders' Equity
Warrant liabilities	$-	$23,606,250	$23,606,250
Total Liabilities	10,101,827	23,606,250	33,708,077

Class A ordinary shares subject to possible redemption, 25,024,040 shares at redemption value at September 30, 2020	275,841,548	(23,606,249)	252,235,299

Shareholders' Equity
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 3,725,960 shares issued and outstanding (excluding 25,024,040 shares subject to possible redemption) at September 30, 2020	138	234	372
Additional paid-in capital	4,106,355	(1,618,597)	2,487,758
Retained earnings	892,792	1,618,362	2,511,154
Total Shareholders' Equity	5,000,004	(1)	5,000,003

Total Liabilities and Shareholders' Equity	$290,943,379	$-	$290,943,379

	June 30, 2020
	As Originally Reported	Adjustments	As Restated
Balance Sheet

Liabilities and Shareholders' Equity
Warrant liabilities	$-	$21,293,750	$21,293,750
Total Liabilities	10,110,347	21,293,750	31,404,097

Class A ordinary shares subject to possible redemption, 25,283,856 shares at redemption value at June 30, 2020	276,016,831	(21,293,748)	254,723,083

Shareholders' Equity
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 3,466,144 shares issued and outstanding (excluding 25,283,856 shares subject to possible redemption) at June 30, 2020	135	211	346
Additional paid-in capital	3,931,075	(3,931,075)	-
Retained earnings	1,068,080	3,930,862	4,998,942
Total Shareholders' Equity	5,000,009	(2)	5,000,007

Total Liabilities and Shareholders' Equity	$291,127,187	$-	$291,127,187

	March 31, 2020
	As Originally Reported	Adjustments	As Restated
Balance Sheet

Liabilities and Shareholders' Equity
Warrant liabilities	$-	$23,293,749	$23,293,749
Total Liabilities	10,134,251	23,293,749	33,428,000

Class A ordinary shares subject to possible redemption 25,129,917 shares at redemption value at March 31, 2020	276,433,098	(23,293,752)	253,139,346

Shareholders' Equity
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 3,620,083 shares issued and outstanding (excluding 25,129,917 shares subject to possible redemption) at March 31, 2020	131	232	363
Additional paid-in capital	3,514,812	(2,679,489)	835,323
Retained earnings	1,484,344	2,679,260	4,163,604
Total Shareholders' Equity	5,000,006	3	5,000,009

Total Liabilities and Shareholders' Equity	$291,567,355	$-	$291,567,355

	For the Three Months Ended September 30, 2020
	As Originally Reported	Adjustments	As Restated
Statement of Operations

Other income (expense):
Change in fair value of warrant liabilities	$-	$(2,312,500)	$(2,312,500)
Other income (expense)	149,059	(2,312,500)	(2,163,441)

Net loss	$(175,288)	$(2,312,500)	$(2,487,788)

Weighted average redeemable ordinary shares outstanding, basic and diluted	-	25,283,856	25,283,856

Basic and diluted net income per redeemable ordinary share	$-	$0.00	$0.00

Weighted average non-redeemable ordinary shares outstanding, basic and diluted	8,540,023	2,113,621	10,653,644

Basic and diluted net loss per non-redeemable ordinary share	$(0.04)	$(0.20)	$(0.24)

	For the Nine Months Ended September 30, 2020
	As Originally Reported	Adjustments	As Restated
Statement of Operations

Other income (expense):
Change in fair value of warrant liabilities	$-	$7,356,250	$7,356,250
Other income (expense)	1,961,149	7,356,250	9,317,399

Net income	$683,084	$7,356,250	$8,039,334

Weighted average redeemable ordinary shares outstanding, basic and diluted	-	24,936,375	24,936,375

Basic and diluted net income per redeemable ordinary share	$-	$0.07	$0.07

Weighted average non-redeemable ordinary shares outstanding, basic and diluted	8,496,307	2,504,818	11,001,125

Basic and diluted net income (loss) per non-redeemable ordinary share	$(0.14)	$0.72	$0.58

	For the Three Months Ended June 30, 2020
	As Originally Reported	Adjustments	As Restated
Statement of Operations

Other income (expense):
Change in fair value of warrant liabilities	$-	$2,000,000	$2,000,000
Other income (expense)	37,609	2,000,000	2,037,609

Net (loss) income	$(416,264)	$2,000,000	$1,583,736

Weighted average redeemable ordinary shares outstanding, basic and diluted	-	25,129,917	25,129,917

Basic and diluted net income per redeemable ordinary share	$-	$0.03	$0.03

Weighted average non-redeemable ordinary shares outstanding, basic and diluted	8,495,141	2,312,442	10,807,583

Basic and diluted net income (loss) per non-redeemable ordinary share	$(0.05)	$0.12	$0.07

	For the Six Months Ended June 30, 2020
	As Originally Reported	Adjustments	As Restated
Statement of Operations

Other income (expense):
Change in fair value of warrant liabilities	$-	$9,668,750	$9,668,750
Other income (expense)	1,812,090	9,668,750	11,480,840

Net income	$858,372	$9,668,750	$10,527,122

Weighted average redeemable ordinary shares outstanding, basic and diluted	-	24,760,725	24,760,725

Basic and diluted net income per redeemable ordinary share	$-	$0.07	$0.07

Weighted average non-redeemable ordinary shares outstanding, basic and diluted	8,474,209	2,702,566	11,176,775

Basic and diluted net income (loss) per non-redeemable ordinary share	$(0.10)	$0.90	$0.80

	For the Three Months Ended March 31, 2020
	As Originally Reported	Adjustments	As Restated
Statement of Operations

Other income (expense):
Change in fair value of warrant liabilities	$-	$7,668,750	$7,668,750
Other income (expense)	1,774,481	7,668,750	9,443,231

Net income	$1,274,636	$7,668,750	$8,943,386

Weighted average redeemable ordinary shares outstanding, basic and diluted	-	24,391,533	24,391,533

Basic and diluted net income per redeemable ordinary share	$-	$0.03	$0.03

Weighted average non-redeemable ordinary shares outstanding, basic and diluted	8,453,276	3,092,691	11,545,967

Basic and diluted net income (loss) per non-redeemable ordinary share	$(0.05)	$0.76	$0.71

	For the Nine Months Ended September 30, 2020
	As Originally Reported	Adjustments	As Restated
Statement of Cash Flows

Cash Flows from Operating Activities:
Net income	$683,084	$7,356,250	$8,039,334
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	-	(7,356,250)	(7,356,250)
Net cash used in operating activities	(1,172,730)	-	(1,172,730)

Non-Cash Investing and Financing Activities:
Change in fair value of Class A ordinary shares subject to possible redemption	$683,090	$7,356,244	$8,039,334

	For the Six Months Ended June 30, 2020
	As Originally Reported	Adjustments	As Restated
Statement of Cash Flows

Cash Flows from Operating Activities:
Net income	$858,372	$9,668,750	$10,527,122
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	-	(9,668,750)	(9,668,750)
Net cash used in operating activities	(882,762)	-	(882,762)

Non-Cash Investing and Financing Activities:
Change in fair value of Class A ordinary shares subject to possible redemption	$858,373	$9,668,745	$10,527,118

	For the Three Months Ended March 31, 2020
	As Originally Reported	Adjustments	As Restated
Statement of Cash Flows

Cash Flows from Operating Activities:
Net income	$1,274,636	$7,668,750	$8,943,386
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	-	(7,668,750)	(7,668,750)
Net cash used in operating activities	(402,163)	-	(402,163)

Non-Cash Investing and Financing Activities:
Change in fair value of Class A ordinary shares subject to possible redemption	$1,274,640	$7,668,741	$8,943,381

Exhibit Index

Exhibit No.	Description

1.1	Underwriting Agreement, dated November 25, 2019, by and between the Company and BTIG, LLC. (1)

2.1	Business Combination Agreement, dated as of January 29, 2021, by and among Alussa, FREYR, Sponsor, Pubco, Norway Merger Sub 1, Norway Merger Sub 2, Cayman Merger Sub, the Shareholder Representative and the Major Shareholders.(4)

3.1	Amended and Restated Memorandum and Articles of Association. (1)

4.1	Warrant Agreement, dated November 25, 2019, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)

4.2	Description of Capital Stock of Alussa Energy Acquisition Corp. (5)

10.1	Letter Agreement, dated November 25, 2019, by and among the Company, its officers, directors, Encompass Capital Advisors LLC and Alussa Energy Sponsor LLC. (1)

10.2	Investment Management Trust Agreement, November 25, 2019, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)

10.3	Registration Rights Agreement, dated November 25, 2019, by and among the Company and certain security holders. (1)

10.4	Securities Subscription Agreement, dated June 14, 2019, between the Company and Alussa Energy Sponsor LLC. (2)

10.5	Private Placement Warrants Purchase Agreement, dated November 25, 2019, by and between the Company and Alussa Energy Sponsor LLC. (1)

10.6	Administrative Services Agreement, dated November 25, 2019, by and between the Company and Alussa Energy Sponsor LLC.C. (1)

10.7	Form of Lock-up Agreement.(4)

10.8	Form of Purchaser Shareholder Irrevocable Undertakings.(4)

10.9	Form of FREYR Shareholder Irrevocable Undertakings.(4)

10.10	Form of Preferred Share Acquisition Agreement.(4)

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Calculation Linkbase*

101.LAB	XBRL Taxonomy Label Linkbase*

101.PRE	XBRL Definition Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith

**	Furnished herewith

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on November 29, 2019.

(2)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on December 18, 2017.

(3)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on November 19, 2019.

(4)	Incorporated by reference to the Company’s Form 8-K/A, filed with the SEC on January 29, 2021.

(5)	Incorporated by reference to the Company’s Original Form 10-K, filed with the SEC on March 1, 2021.

Item 16. Form 10-K/A Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 5, 2021	Alussa Energy Acquisition Corp.

	By:	/s/ Daniel Barcelo
	Name:	Daniel Barcelo
	Title:	Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Daniel Barcelo	Chief Executive Officer, President and Director	May 5, 2021
Daniel Barcelo	(Principal Executive Officer)

/s/ Sarah James	Chief Financial Officer	May 5, 2021
Sarah James	(Principal Financial & Accounting Officer)

/s/ James Musselman	Chairman of the Board and Director	May 5, 2021
James Musselman

/s/ W. Richard Anderson	Director	May 5, 2021
W. Richard Anderson

/s/ Germán Curá	Director	May 5, 2021
Germán Curá

/s/ Maurice Dijols	Director	May 5, 2021
Maurice Dijols

/s/ John Wu	Director	May 5, 2021
John Wu

/s/ Abdel Badwi	Director	May 5, 2021
Abdel Badwi