Form 10-Q
period 2021-03-31
Alussa Energy Acquisition Corp.
filed 2021-05-20
CIK 1781115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 14, 2021, there were 28,750,000 shares of Class A ordinary shares, par value $0.0001 per share and 7,187,500 shares of Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

ALUSSA ENERGY ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

i

ALUSSA ENERGY ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2021 (unaudited)	December 31, 2020
ASSETS
Current Assets
Cash	$334,000	$370,958
Prepaid expenses and other current assets	219,917	234,167
Total Current Assets	553,917	605,125

Marketable securities held in Trust Account	289,838,722	289,834,441
Total Assets	$290,392,639	$290,439,566

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$8,133,536	$3,405,463
Advance from related party	550,000	-
Total Current Liabilities	8,683,536	3,405,463

Deferred underwriting fee payable	10,062,500	10,062,500
Warrant liabilities	60,950,000	35,356,250
Total Liabilities	79,696,036	48,824,213

Commitments (Note 6)

Class A ordinary shares subject to possible redemption, 20,403,682 and 23,470,955 shares at redemption value at March 31, 2021 and December 31, 2020	205,696,595	236,615,344

Shareholders’ Equity
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 8,346,318 and 5,279,045 shares issued and outstanding (excluding 20,403,682 and 23,470,955 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	835	528
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding at March 31, 2021 and December 31, 2020	719	719
Additional paid-in capital	49,025,999	18,107,557
Accumulated deficit	(44,027,545)	(13,108,795)
Total Shareholders’ Equity	5,000,008	5,000,009
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$290,392,639	$290,439,566

The accompanying notes are an integral part of the unaudited condensed financial statements.

ALUSSA ENERGY ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2021	2020

Operating costs	$5,329,281	$499,845
Loss from operations	(5,329,281)	(499,845)

Other income (expense):
Interest income	4,281	892,590
Unrealized gain on marketable securities held in Trust Account	-	881,891
Change in fair value of warrant liabilities	(25,593,750)	7,668,750
Other income (expense)	(25,589,469)	9,443,231

Net income (loss)	$(30,918,750)	$8,943,386

Weighted average redeemable ordinary shares outstanding, basic and diluted	23,470,955	24,391,533
Basic and diluted net income per redeemable ordinary share (Note 3)	$-	$0.03

Weighted average non-redeemable ordinary shares outstanding, basic and diluted	12,466,545	11,545,967
Basic and diluted net income (loss) per non-redeemable ordinary share (Note 3)	$(2.48)	$0.71

The accompanying notes are an integral part of the unaudited condensed financial statements.

ALUSSA ENERGY ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended March 31, 2021
	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance – January 1, 2021	5,279,045	$528	7,187,500	$719	$18,107,557	$(13,108,795)	$5,000,009
Class A ordinary shares subject to redemption	3,067,273	307	-	-	30,918,442	-	30,918,749
Net loss	-	-	-	-	-	(30,918,750)	(30,918,750)
Balance – March 31, 2021	8,346,318	$835	7,187,500	$719	$49,025,999	$(44,027,545)	$5,000,008

	Three Months Ended March 31, 2020
	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance – January 1, 2020	4,358,467	$436	7,187,500	$719	$9,778,630	$(4,779,782)	$5,000,003
Class A ordinary shares subject to redemption	(738,384)	(73)	-	-	(8,943,307)	-	(8,943,380)
Net loss	-	-	-	-	-	8,943,386	8,943,386
Balance – March 31, 2020	3,620,083	$363	7,187,500	$719	$835,323	$4,163,604	$5,000,009

The accompanying notes are an integral part of the unaudited condensed financial statements.

ALUSSA ENERGY ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2021	2020

Cash Flows from Operating Activities:
Net income (loss)	$(30,918,750)	$8,943,386
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(4,281)	(892,590)
Unrealized gain on marketable securities held in Trust Account	-	(881,891)
Change in fair value of warrant liabilities	25,593,750	(7,668,750)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	14,250	31,155
Accounts payable and accrued expenses	4,728,073	66,527
Net cash used in operating activities	(586,958)	(402,163)

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	550,000	-
Net cash provided by financing activities	550,000	-

Net Change in Cash	(36,958)	(402,163)
Cash – Beginning	370,958	2,282,362
Cash – Ending	$334,000	$1,880,199

Non-cash investing and financing activities:
Change in fair value of Class A ordinary shares subject to redemption	$(30,918,749)	$8,943,381

The accompanying notes are an integral part of the unaudited condensed financial statements.

ALUSSA ENERGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Alussa Energy Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on June 13, 2019. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

Although the Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, the Company intends to focus on businesses that complement its management team’s expertise in the production, operation and development of crude oil and natural gas wells and related infrastructure.

All activity for the period from June 13, 2019 (inception) through November 29, 2019 was related to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. Since the consummation of the Initial Public Offering through March 31, 2021, all activity has related to identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statements for the Company’s Initial Public Offering were declared effective on November 27, 2019. On November 29, 2019, the Company consummated the Initial Public Offering of 25,000,000 units (the “Units”), generating gross proceeds of $250,000,000, which is described in Note 3. Each Unit consists of one of the Company’s Class A ordinary shares, par value $0.0001 per share (the “Class A Shares”) and one-half of one warrant (the “Public Warrants”). Each whole Public Warrant entitles the holder to purchase one Class A Share. The Class A Shares sold as part of the Units in the Initial Public Offering are referred to herein as the “public shares.”

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

Transaction costs amounted to $16,326,240, consisting of $5,750,000 of underwriting fees, $10,062,500 of deferred underwriting fees and $513,740 of other costs. In addition, at March 31, 2021, cash of $334,000 was held outside of the Trust Account and is available for working capital purposes.

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

MARCH 31, 2021

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

On January 29, 2021, we entered into a Business Combination Agreement (the “Business Combination Agreement”) with FREYR AS, a company organized under the laws of Norway (“FREYR”), the Sponsor, in the capacity as the representative for the Alussa shareholders in accordance with the terms and conditions of the Business Combination Agreement, FREYR Battery, a corporation in the form of a public limited liability company organized under the laws of Luxembourg (“Pubco”), Norway Sub 1 AS, a private limited liability company under the laws of Norway (“Norway Merger Sub 1”), Norway Sub 2 AS, a private limited liability company under the laws of Norway (“Norway Merger Sub 2” and together with Norway Merger Sub 1, the “Norway Merger Subs”), Adama Charlie Sub, a Cayman Islands exempted company (“Cayman Merger Sub”), certain shareholders of FREYR named in the Business Combination Agreement (the “Major Shareholders”), and ATS NEXT AS, in the capacity as the representative for the Major Shareholders in accordance with the terms and conditions of the Business Combination Agreement (the “Shareholder Representative”).

Prior to the completion of the transactions contemplated by the Business Combination Agreement, the Norway Merger Subs shall be wholly-owned subsidiaries of the Company.

ALUSSA ENERGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

NOTE 2. LIQUIDITY AND GOING CONCERN

As of March 31, 2021, the Company had $334,000 in its operating bank accounts, $289,838,722 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working capital deficit of $(8,129,619). As of March 31, 2021, approximately $2,338,700 of the amount on deposit in the Trust Account represented interest income and unrealized gain, which is available to pay the Company’s tax obligations.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available on commercially acceptable terms, if at all. See Note 5 for further discussions of subsequent borrowings under the loan note dated February 9, 2021.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Amendment No. 1 on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on May 6, 2021, which contains the audited financial statements (as restated) and notes thereto. The financial information as of December 31, 2020 is derived from the audited financial statements (as restated) presented in the Company’s amended Annual Report on Form 10-K/A for the year ended December 31, 2020. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

ALUSSA ENERGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At March 31, 2021 and December 31, 2020, the assets held in the Trust Account were substantially held in a money market fund holding U.S. Treasury Bills, which are classified as trading securities in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 320 “Investments – Debt and Equity Securities.”

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

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

ALUSSA ENERGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Class A ordinary shares subject to possible redemption at March 31, 2021 and December 31, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net income (loss) per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placements to purchase 23,125,000 ordinary shares in the calculation of diluted net income (loss) per share, since the exercise of the warrants into ordinary shares is contingent upon the occurrence of future events. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the period presented.

Reconciliation of Net Income (Loss) Per Ordinary Share

The Company’s net income (loss) is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted net income (loss) per ordinary share is calculated as follows:

	Three Months Ended March 31,
	2021	2020

Redeemable ordinary shares
Numerator:
Interest income attributable to redeemable ordinary shares	$3,038	$780,199
Net income attributable to redeemable ordinary shares	$3,038	$780,199

Denominator:
Weighted average redeemable ordinary shares outstanding, basic and diluted	23,470,955	24,391,533
Basic and diluted net income per redeemable ordinary share	$0.00	$0.03

Non-redeemable ordinary shares
Numerator:
Net income (loss)	$(30,918,750)	$8,943,386
Less: Net income attributable to redeemable ordinary shares	(3,038)	(780,199)
Net income (loss) attributable to non-redeemable ordinary shares	$(30,921,788)	$8,163,187

Denominator:
Weighted average non-redeemable ordinary shares outstanding, basic and diluted	12,466,545	11,545,967
Basic and diluted net income (loss) per non-redeemable ordinary share	$(2.48)	$0.71

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

ALUSSA ENERGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Fair Value of Financial Instruments

The Company follows the guidance in ASC 820, “Fair Value Measurement”, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

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

Public Warrants and Private Placement Warrants

The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants”, which are discussed in Note 1, Note 3, Note 4, Note 7 and Note 8) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, “Derivatives and Hedging”, the Warrants are recorded as derivative liabilities on the balance sheets and measured at fair value at inception (concurrent with or shortly after the date of the IPO) and at each reporting date in accordance with ASC 820, with changes in fair value recognized in the statements of operations in the period of change.

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

MARCH 31, 2021

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

NOTE 5. PROMISSORY NOTE — RELATED PARTY

On February 9, 2021, the Company issued an unsecured promissory note to the Sponsor pursuant to the working capital loans agreement as described in Note 6, by which the Company may borrow up to $1,500,000 in the aggregate. The note is non-interest bearing and payable on the earlier to occur of (i) the completion of an initial Business Combination or (ii) liquidation. During the three months ended March 31, 2021, the Sponsor made a $550,000 advance to the Company to assist with operation expenses. On April 6, 2021, the Company borrowed $1,500,000 under the loan note, net of the $550,000 advance. On April 30, 2021, the Sponsor elected to convert the loan note into 1,500,000 warrants that are identical to the Private Placement Warrants.

NOTE 6. COMMITMENTS

On February 10, 2020, the Company entered into a transactional support agreement with a service provider, pursuant to which the service provider agreed to assist the Company in evaluating acquisition opportunities in the energy industry, including valuation and qualitative assessments, as well as investor presentations. In 2021, the Company paid the service provider a fee of $100,000 and will pay the service provider an additional fee upon the closing of a Business Combination. The fee payable at the closing of the Business Combination is dependent upon the timing of the closing and ranges between $975,000 and $1,950,000. The additional fee will not be payable in the event the Company does not consummate a Business Combination.

On February 28, 2020, the Company entered into a consulting agreement with a service provider, pursuant to which the service provider will provide the Company with advisory or transaction support for a potential Business Combination. The Company will pay the service provider a fee of $75,000 per month, for total fees of $225,000. In addition, on March 1, 2020, the Company entered into a transactional support agreement with the same service provider, pursuant to which the Company agreed to pay the service provider a fee equal to 1% of the consideration paid by the Company for the equity of a target company, up to a maximum fee of $5,000,000, if the Company consummates a Business Combination with a target company located in certain countries, as listed in the agreement. The fee will not be payable in the event the Company does not consummate a Business Combination.

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

The Company entered into an agreement, commencing on November 25, 2019 through the earlier of the consummation of a Business Combination or the Company’s liquidation, to pay an aggregate of $35,000 per month to the Sponsor for office space, administrative and support services, of which Mr. Daniel Barcelo, the Company’s Chief Executive Officer and President, will be paid $20,000 per month and Mr. Nick De’Ath, the Company’s Chief Technology Officer, will be paid $5,000 per month. The Company’s Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on their behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on behalf of the Company. During the three months ended March 31, 2021 and 2020, the Company incurred and paid $105,000 in fees for these services.

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

ALUSSA ENERGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

At March 31, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

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

At March 31, 2021 and December 31, 2020, there were 8,346,318 and 5,279,045 Class A Shares issued and outstanding, excluding 20,403,682 and 23,470,955 Class A Shares subject to possible redemption, respectively. At March 31, 2021 and December 31, 2020, there were 7,187,500 Class B Shares issued and outstanding.

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

MARCH 31, 2021

(Unaudited)

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

The Company has determined that after the closing of a Business Combination, it will use its commercially reasonable efforts to file with the SEC a registration statement registering the issuance, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the Public Warrants. The Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the Warrant Agreement. Notwithstanding the above, if the Class A ordinary shares are, at the time of any exercise of a Public Warrant, not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act within 60 business days after the closing of the Business Combination, the holders of the Public Warrants shall have the right to exercise their Public Warrants on a “cashless basis” in accordance with the Section 3(a)(9) of the Securities Act and, by exchanging the Public Warrants for the number of Class A ordinary share per Public Warrant equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying such Public Warrant, multiplied by the excess of the fair market value over the exercise price by (y) the fair market value.

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
MARCH 31, 2021
(Unaudited)

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities held in Trust Account	$289,838,722	$-	$-	$289,838,722
Total fair value	$289,838,722	$-	$-	$289,838,722
Liabilities:
Public Warrants	$32,775,000	$-	$-	$32,775,000
Private Placement Warrants	-	-	28,175,000	28,175,000
Total fair value	$32,775,000	$-	$28,175,000	$60,950,000

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities held in Trust Account	$289,834,441	$-	$-	$289,834,441
Total fair value	$289,834,441	$-	$-	$289,834,441
Liabilities:
Public Warrants	$17,681,250	$-	$-	$17,681,250
Private Placement Warrants	-	-	17,675,000	17,675,000
Total fair value	$17,681,250	$-	$17,675,000	$35,356,250

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

As of March 31, 2021 and December 31, 2020, the Public Warrants were classified as a Level 1 fair value measurement due to the use of an observable market quote in an active market under the ticker ALUS.WS and the Private Placement Warrants were classified as a Level 3 fair value measurement based on the use of unobservable inputs. As of March 31, 2021 and December 31, 2020, the fair value of the Public Warrants was $32,775,000 and $17,681,250, respectively, based on the closing price of ALUS.WS on the respective dates of $2.28 and $1.23 per Public Warrant, respectively.

ALUSSA ENERGY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

The Company’s use of the Black-Scholes option pricing model for the Private Placement Warrants as of March 31, 2021 and December 31, 2020 required the use of subjective assumptions:

●	The risk-free interest rate assumption was based on the U.S. Constant Maturity Treasury yield, which was commensurate with the contractual terms of the Private Placement Warrants, which expire on the earlier of (i) five years after the completion of the initial Business Combination and (ii) redemption or liquidation. An increase in the risk-free interest rate in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

●	The expected term was determined to be 5.2 and 5.5 years as of March 31, 2021 and December 31, 2020, respectively, as the Private Placement Warrants become exercisable on the later of (i) 30 days after the completion of the Business Combination and (ii) 12 months from the IPO date or November 29, 2020. An increase in the expected term, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

●	The expected volatility assumption was based on the implied volatility from a set of comparable publicly-traded warrants as determined based on the size and proximity of other similar business combinations. An increase in expected volatility, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

●	The fair value of the Units, which each consist of one Class A ordinary shares and one-half of one Public Warrant, represents the closing price on the measurement date as observed from the ticker ALUS.U.

The key inputs into the Black-Scholes option model for the Private Placement Warrants were as follows on each respective date:

	March 31, 2021	December 31, 2020
Risk-free interest rate	0.96%	0.43%
Term (years)	5.2	5.5
Volatility	40.03%	26.17%
Dividend yield	0.0%	0.0%
Exercise price	$11.50	$11.50
Share price	$10.00	$10.06

The following table presents changes in the Level 3 Private Placement Warrants measured at fair value for the three months ended March 31, 2021 and 2020:

	Public Warrants	Private Placement Warrants	Warrant Liabilities
Fair value as of December 31, 2020	$17,681,250	$17,675,000	$35,356,250
Change in fair value of warrant liabilities	15,093,750	10,500,000	25,593,750
Fair value as of March 31, 2021	$32,775,000	$28,175,000	$60,950,000

Fair value as of December 31, 2019	$18,975,000	$11,987,500	$30,962,500
Change in fair value of warrant liabilities	(8,193,750)	525,000	(7,668,750)
Fair value as of March 31, 2020	$10,781,250	$12,512,500	$23,293,750

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to March 31, 2021 were organizational activities and those necessary to prepare for our initial public offering (the “Initial Public Offering”), described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in our trust account (the “Trust Account”). We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the three months ended March 31, 2021, we had a net loss of $30,918,750, which consisted of operating costs of $5,329,281, offset by interest income on marketable securities held in the Trust Account of $4,281 and an increase in the fair value of warrant liabilities of $25,593,750.

For the three months ended March 31, 2020, we had net income of $8,943,386, which consisted of operating costs of $499,845, offset by interest income on marketable securities held in the Trust Account of $892,590, an unrealized gain on marketable securities held in the Trust Account of $881,891 and a decrease in the fair value of warrant liabilities of $7,668,750.

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

For the three months ended March 31, 2021, cash used in operating activities was $586,958. Net loss of $30,918,750 and interest earned on marketable securities held in the Trust Account of $4,281 were offset by an increase in fair value of the warrant liabilities of $25,593,750. Changes in operating assets and liabilities provided $4,742,323 of cash from operating activities.

For the three months ended March 31, 2020, cash used in operating activities was $402,163. Net income of $8,943,386 was offset by interest earned on marketable securities held in the Trust Account of $892,590, an unrealized gain on marketable securities held in the Trust Account of $881,891 and a decrease in fair value of the warrant liabilities of $7,668,750. Changes in operating assets and liabilities provided $97,682 of cash from operating activities.

As of March 31, 2021, we had marketable securities held in the Trust Account of $289,838,722. We may withdraw interest to pay our income taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our Business Combination. To the extent that our share capital is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2021, we had cash of $334,000. We intend to use the funds held outside the Trust Account primarily to identify and evaluate, target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant unit at the option of the lender. The warrants would be identical to the Private Placement Warrants. On February 9, 2021, we issued an unsecured promissory note to our Sponsor pursuant to the working capital loans agreement by which we may borrow up to $1,500,000 in the aggregate. The note is non-interest bearing and payable on the earlier to occur of (i) the completion of an initial Business Combination or (ii) liquidation. During the three months ended March 31, 2021, the Sponsor made a $550,000 advance to the Company to assist with operation expenses. On April 6, 2021, we borrowed $1,500,000 under the loan note, net of the $550,000 advance. On April 30, 2021, the Sponsor elected to convert the loan note into 1,500,000 warrants that are identical to the Private Placement Warrants.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

On February 10, 2020, we entered into a transactional support agreement with a service provider, pursuant to which the service provider agreed to assist us in evaluating acquisition opportunities in the energy industry, including valuation and qualitative assessments, as well as investor presentations. In 2020, we paid the service provider a fee of $100,000 and will pay the service provider an additional fee upon the closing of a Business Combination. The fee payable at the closing of the Business Combination is dependent upon the timing of the closing and ranges between $975,000 and $1,950,000. The additional fee will not be payable in the event we do not consummate a Business Combination.

On February 28, 2020, we entered into a consulting agreement with a service provider, pursuant to which the service provider will provide us with advisory or transaction support for a potential Business Combination. We will pay the service provider a fee of $75,000 per month, for total fees of $225,000. In addition, on March 1, 2020 we entered into a transactional support agreement with the same service provider, pursuant to which we agreed to pay the service provider a fee equal to 1% of the consideration paid by us for the equity of a target company, up to a maximum fee of $5,000,000, if we consummate a Business Combination with a target company located in certain countries, as listed in the agreement. The fee will not be payable in the event we do not consummate a Business Combination.

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

Class A Ordinary Shares Subject to Redemption

We account for our Class A ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due to the existence of an unremediated material weakness in our internal control over financial reporting related to the accounting for warrants. The material weakness is described in Item 9A – “Control and Procedures” in our amended Annual Report on Form 10-K/A for the year ended December 31, 2020.

Remediation Efforts to Address Material Weakness in Internal Control over Financial Reporting

As described in Item 9A – “Controls and Procedure”, in our amended Annual Report on Form 10-K/A for the year ended December 31, 2020, a material weakness was identified in the accounting for warrants. This material weakness has not yet been remediated for the three months ended March 31, 2021. Management is continuing to take the necessary steps to address the causes of the material weakness in an effort to remediate this material weakness. The Company is performing the following remediation efforts to address the material weakness identified:

●	Providing enhanced access to accounting literature, research materials and documents

●	Increasing communication among our personnel and third-party professionals with whom we consult regarding the application of complex accounting standards

The material weakness cannot be considered remediated until the controls operate for a sufficient period and management has concluded, through testing, that our internal controls are operating effectively. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control Over Financial Reporting

We have evaluated our internal control over financial reporting for the three months ended March 31, 2021. Except as described above, there have been no other changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our amended Annual Report on Form 10-K/A for the year ended December 31, 2020 filed with the SEC on May 6, 2021 and in our final prospectus dated November 27, 2019 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

Alussa Energy Acquisition Corp.

Date: May 19, 2021		/s/ Daniel Barcelo
	Name:	Daniel Barcelo
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

Date: May 19, 2021		/s/ Sarah James
	Name:	Sarah James
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

